Form 10-Q
period 1995-03-31
TOWER PROPERTIES CO
filed 1995-05-15
CIK 98827

                            FORM-10-Q

              SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITY EXCHANGE ACT OF 1934

             For Quarter Ended March 31, 1995
             --------------------------------

             Commission File Number 0-18261
               TOWER PROPERTIES COMPANY
               ------------------------
  (Exact name of registrant as specified in its charter)



         Missouri                            (43-1529759)
- ------------------------                   ----------------
(State of incorporation)                   (IRS tax number)

 Suite 102,  911 Main Street,   Kansas City, Missouri   64105
- ---------------------------------------------------------------
(Address of principal executive offices)               Zip Code


                           816-421-8255
      ----------------------------------------------------
      (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 1 (d) of the Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
 Yes   X                  .  No                     .
 -------------------------   -----------------------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

               170,857 shares of common stock
               ------------------------------
       $1.00 par value per share, at April 15, 1995

                 TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                         MARCH 31, 1995 AND DECEMBER 31, 1994
                                    (UNAUDITED)
                        ASSETS                      1995                    1994
                                               -------------            -------------
 Cash                                          $      15,671            $      23,225
 Short Term Investments                               60,000                   60,000
 Related Party Investment, At Market               1,806,470                1,586,169
 Accounts Receivable                                 754,214                  689,231
 Notes Receivable                                     79,950                  169,606
 Tenant Leasehold Improvements, Net                3,381,222                3,324,724
 Prepaid Expenses and Other Assets                 1,372,600                  726,841
 Rental Income Property, At Cost                  53,017,440               53,017,440
 Less:  Accumulated Depreciation                 (20,697,815)             (20,432,648)
                                               --------------           --------------
   Net Rental Income Property                     32,319,625               32,584,792
 Real Estate Held for Sale                         1,184,918                1,184,918
 Equipment and Furniture, at Cost                  5,428,232                5,300,354
 Less:  Accumulated Depreciation                  (3,284,122)              (3,151,916)
                                               --------------           --------------
   Net Equipment and Furniture                     2,144,110                2,148,438
                                               --------------           --------------
 Total Assets                                    $43,118,780              $42,497,944
                                               ==============           ==============

            LIABILITIES AND STOCKHOLDERS'
                   INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities      $   1,062,882            $     957,222
   Related Party Loan                              3,503,080                3,743,080
   Income Taxes Payable                              212,478                    --
   Deferred Income Taxes                           1,222,257                1,145,131
   Mortgage Notes Payable                         17,707,478               17,820,480
                                               --------------           --------------
 Total Liabilities                                23,708,175               23,665,913
 Minority Interest                                   223,884                  213,989
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued               --                       --

 Stockholders' Investment:
   Common Stock, Par Value $1.00
    Authorized 1,000,000 Shares, Issued
     178,430 Shares, Unchanged                       178,430                  178,430
   Paid-In Capital                                17,355,872               17,355,872
   Retained Earnings                               1,536,121                1,103,532
   Unrealized Holding Gain for Securities            612,907                  469,732
                                               --------------           --------------
                                                  19,683,330               19,107,566
   Less Treasury Stock, At Cost (7,573 and
      7,464 shares in 1995 and 1994,
     respectively)                                  (496,609)                (489,524)
                                               --------------           --------------
    Total Stockholders' Investment                19,186,721               18,618,042
                                               --------------           --------------
 Total Liabilities and Stockholders'
  Investment                                     $43,118,780              $42,497,944
                                               ==============           ==============


 The accompanying notes are an integral part of these consolidated balance sheets.


                             TOWER PROPERTIES COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 31, 1994
                                  (UNAUDITED)
                                                      March, 1995      March, 1994
                                                      -----------      -----------
REVENUES:
  Rent                                                $2,850,483       $2,265,700
  Rent, Related Party                                    143,517          139,963
  Management and Service Fees                             45,422           73,372
  Management and Services Fees, Related Party             75,664           81,874
  Real Estate Sales                                        --             136,000
  Interest and Other Income                               16,759           75,251
  Other Income, Related Party                             36,869           27,008
                                                      -----------      -----------
Total Revenues                                         3,168,714        2,799,168
                                                      -----------      -----------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                --              54,122
  Salaries and Employee Benefits                         394,200          510,063
  Depreciation                                           397,373          362,817
  Maintenance and Repairs                                434,702          302,742
  Taxes Other than Income                                273,997          215,753
  Utilities                                              193,231          250,800
  Interest                                               369,558          266,601
  Interest, Related Party                                 69,277           60,201
  Amortization of Leasehold Improvements                 183,000          139,500
  Leasing and Advertising                                 18,230           16,435
  Professional Fees                                       23,400           34,785
  Insurance                                               54,737           42,169
  Other                                                   75,722          118,111
                                                      -----------      -----------
Total Costs and Expenses                               2,487,427        2,374,099

Income Before Minority Interest and
  Provision for Income Taxes                             681,287          425,069
Minority Interest In Income of Subsidiary                 (9,895)          (4,803)
                                                      -----------      -----------


Income Before Provision for Income Taxes                 671,392          420,266

PROVISION FOR INCOME TAXES:
  Currently Payable                                      238,803          148,744
                                                      -----------      -----------

NET INCOME                                            $  432,589       $  271,522
                                                      ===========      ===========

Earnings Per Share                                    $     2.53       $     1.59
                                                      ===========      ===========

Weighted Average Common Shares Outstanding               170,960          170,821
                                                      ===========      ===========

The accompanying notes are an integral part of these consolidated statements.


                    TOWER PROPERTIES COMPANY
         CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
  FOR THE THREE MONTHS ENDING MARCH 31, 1995 AND MARCH 31, 1994
                          (UNAUDITED)

                                        March, 1995   March, 1994
                                        -----------   -----------
 Retained Earnings, Beginning
   of Period                             $1,103,532     $291,701

 Net Income                              $  432,589      271,522
                                         -----------    ---------

 Retained Earnings, End of Period        $1,536,121     $563,223
                                         ===========    =========

 The accompanying notes are an integral part of these consolidated statements.


            TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE THREE MONTHS ENDING MARCH 31, 1995 AND MARCH 31, 1994
                                     (UNAUDITED)
                                                             1995          1994
                                                          ----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                             $  432,589    $   271,522
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                          397,373        362,817
       Amortization of Leasehold Improvements                183,000        139,500
       (Increase) Decrease in Accounts Receivables           (64,983)        67,495
       Decrease in Notes Receivables                          89,656          8,326
       Increase in Accounts Payable and
          Other Liabilities                                  105,660         82,636
       (Increase) Decrease in Prepaid Expenses and
          Other Assets                                      (645,759)        90,742
       Increase in Income Taxes Payable                      212,478        104,107
       Gain on Real Estate Sales                               --           (81,878)
                                                          -----------   ------------
 Net Cash Provided by Operating Activities                   710,014      1,045,267
                                                          -----------   ------------

 CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to Real Estate Held for Sale                      --            (2,495)
   Additions to Equipment & Furniture                       (127,878)       (73,117)
   Additions to Leasehold Improvements                      (239,498)      (238,454)
                                                          -----------   ------------
 Net Cash Used in Investing Activities                      (367,376)      (314,066)
                                                          -----------   ------------

 CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                          (113,002)    (2,831,997)
   Proceeds from Long Term Borrowings                          --         6,600,000
   Reduction in Short Term Borrowings                       (240,000)    (4,450,000)
   Purchase of Treasury Stock, Net                            (7,085)          (780)
   Increase in Minority Interest                               9,895          4,803
                                                          -----------   ------------
 Net Cash Used In Financing Activities                      (350,192)      (677,974)
                                                          -----------   ------------

 NET (DECREASE) INCREASE IN CASH                              (7,554)        53,227

 CASH, Beginning of Period                                    23,225         18,659
                                                          -----------   ------------
 CASH, End of Period                                      $   15,671    $    71,886
                                                          ===========   ============


 The accompanying notes are an integral part of these statements.

          TOWER PROPERTIES COMPANY AND SUBSIDIARIES
        FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by the Company and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's annual report on Form 10-K as of and for the year ended December 31, 1994.
      The company is primarily engaged in owning, developing, leasing and managing real property, which except for the Hillsborough, Peppertree apartments and the Barkley Place commercial office building (which are located in Mission, Merriam, and Overland Park, Kansas) are located in Kansas City, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consist of office buildings, apartment complexes and automobile parking lots and garages.

2. Tenant leasehold improvements are being amortized over the lives of the related leases using the straight-line method.

3. Tower Properties company considers investments purchased with a maturity of three months or less to be cash equivalents.
Interest paid during the first three months of 1995 and 1994 were $369,558 and $266,601 respectively. Income taxes paid during the first three months of 1995 and 1994 were $26,324 and $44,637 respectively.

4. Certain prior quarter amounts have been reclassified to conform to the 1995 presentation.

5. Effective January 1, 1994, the Company implemented the provisions of Statement of financial accounting standards (SFAS) No. 115. Under SFAS No. 115, the investment in Commerce common stock is classified "as available for sale," and is recorded at fair market value. The unrealized gain of $942,933 net of tax effects of $330,047 is reflected as a separate component of equity. The increase in the net unrealized holding gain from December 31, 1994 to March 31, 1995 was $143,175 net of deferred taxes.

6.    REAL ESTATE HELD FOR SALE
      Revenue is recorded on the sale of real estate when sold.
All sales are to builders for cash or short-term notes receivable. The Company's real estate held for sale is recorded at cost which does not exceed its estimated realizable value. In
1994, the

Company eliminated its valuation reserve for real estate held for sale. In the opinion of management, the reserve is no longer deemed necessary due to current market conditions.
      Supplemental disclosure of noncash investing activity: In the first quarter of 1994, the Company exchanged real estate held for sale for a $135,000 note receivable. This note was satisfied during the first quarter of 1995.

8.    CONTINGENCIES
      Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act of the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. During 1994, the Company made modifications to certain properties at a cost of approximately $2,300.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
         The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, parking facilities, apartments and land held for future sale. The principal source of funds generated internally is income from operations and proceeds from real estate sales. The principal source of external funds is long-term debt. The Company has not experienced liquidity problems during the three months ended March 31, 1995. On July 15, 1994, the Company acquired the Barkley Place commercial office building, located in Overland Park, Kansas, for $5,900,000. The Company used $5,900,000 of the line of credit with Commerce
Bank of Kansas City to acquire the property. In December, 1994 a $4,000,000 eighteen-year term mortgage loan was secured for this property with the AEGON USA Realty Advisors, Inc. The proceeds from this loan were used to reduce the line of credit with Commerce Bank of Kansas City.


              THREE MONTHS ENDED MARCH 31, 1995
     COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1994

RESULT OF OPERATIONS:
         Increased occupancy in the Commerce Tower Building, increased revenue from parking operations and the acquisition of the Barkley Place office building on July 15, 1994, are primarily responsible for the increase in rental income of $588,337.
Occupancy in the Commerce Tower was 92% at March, 1995 compared to 74% in 1994. This increase in occupancy is a result of leasing approximately 60,000 square feet in the third and fourth quarters of 1994. Parking revenue increased 16% and apartment rentals increased 5%. The acquisition of Barkley in July, 1994, with first quarter income of $331,627, was responsible for 56% of the total increase. The sale of the remaining ten single family lots located in the New Mark Division during the first quarter of 1994 accounts for the decrease in real estate sales and cost of real estate sold. A decision by management to contract building engineers in September, 1994 accounts for the decrease in management and service fees income and salaries expense.
            The contract engineering expense of $67,556 and the acquisition of Barkley Place office building on July 15, 1994 are primarily responsible for the increase in repairs and maintenance of $131,960. Barkley is also responsible for the increase in depreciation, taxes other than income and interest expense. The decrease in utilities is primarily due to mild winter conditions in the first quarter of 1995.
            The decrease in other expenses is primarily due to the expenses incurred in connection with the land lease on the land at 6th and Main Streets during the first quarter in 1994.

ENVIRONMENTAL ISSUES:
         Due to the lack of governmental regulations regarding asbestos and uncertainty surrounding the advantages and disadvantages of asbestos removal, Tower Properties Company will continue to monitor asbestos and will take appropriate action when required.

AMERICANS WITH DISABILITIES ACT:
         Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. the Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial conditions of the company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. During 1994, the Company made modifications to certain properties at a cost of approximately $2,300.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER PROPERTIES COMPANY




/s/ Benjamin F. Bryan
- -----------------------------------
Benjamin F. Bryan
Executive Vice President




/s/ Chester A. Wittwer, Jr.
- -----------------------------------
Chester A. Wittwer, Jr.
Vice President



Date:  May 15, 1995