Form 10-Q
period 1995-06-30
TOWER PROPERTIES CO
filed 1995-08-14
CIK 98827

                                   FORM-10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITY EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1995
                        -------------------------------

                         Commission File Number 0-18261
                            TOWER PROPERTIES COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)



         Missouri                                                (43-1529759)
------------------------                                      -----------------
(State of incorporation)                                      (IRS tax number)

 Suite 102,   911 Main Street,           Kansas City, Missouri           64105
-------------------------------------------------------------------------------
(Address of principal executive offices)                               Zip Code


                                 (816)-421-8255
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 1 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
 Yes   X                             No
--------------------------------     --------------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                         170,901 shares of common stock
                         ------------------------------
                  $1.00 par value per share, at July 15, 1995

                  TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                           JUNE 30, 1995 AND DECEMBER 31, 1994
                                       (UNAUDITED)

             ASSETS                                            1995             1994
                                                           ------------     ------------
 Cash                                                      $     25,909     $     23,225
 Commercial Paper, At Cost                                       60,000           60,000
 Short term Investments                                       1,835,844        1,586,169
 Accounts Receivable                                            710,195          689,231
 Notes Receivable                                                84,276          169,606
 Tenant Leasehold Improvements, Net                           3,849,803        3,324,724
 Prepaid Expenses and Other Assets                            1,214,574          726,841
 Rental Income Property, At Cost                             55,421,874       53,017,440
 Less:  Accumulated Depreciation                            (20,940,005)     (20,432,648)
                                                           ------------     ------------
       Net Rental Income Property                            34,481,869       32,584,792
 Real Estate Held for Sale                                    1,193,650        1,184,918
 Equipment and Furniture, at Cost                             5,732,120        5,300,354
 Less:  Accumulated Depreciation                             (3,396,582)      (3,151,916)
                                                           ------------     ------------
       Net Equipment and Furniture                            2,335,538        2,148,438
                                                           ------------     ------------
 Total Assets                                              $ 45,791,658     $ 42,497,944
                                                           ============     ============
  LIABILITIES AND STOCKHOLDERS'
           INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities                  $  1,151,450     $    957,222
   Related Party Loan                                         5,911,509        3,743,080
   Income Taxes Payable                                         225,709            --
   Deferred Income Taxes                                      1,232,538        1,145,131
   Mortgage Notes Payable                                    17,592,128       17,820,480
                                                           ------------     ------------
 Total Liabilities                                           26,113,334       23,665,913
 Minority Interest In Subsidiary                                114,900          213,989
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                          --               --

 Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        178,430 Shares, Unchanged                               178,430          178,430
   Paid=In Capital                                           17,355,872       17,355,872
   Retained Earnings                                          1,900,817        1,103,532
   Unrealized Holding Gain for Securities                       631,999          469,732
                                                           ------------     ------------
                                                             20,067,118       19,107,566
   Less Treasury Stock, At Cost (7,682 and
        7,464 shares in 1995 and 1994, respectively)           (503,694)        (489,524)
                                                           ------------     ------------
     Total Stockholders' Investment                          19,563,424       18,618,042
                                                           ------------     ------------
 Total Liabilities and Stockholders' Investment            $ 45,791,658     $ 42,497,944
                                                           ============     ============


 The accompanying notes are an integral part of these consolidated balance sheets.

                                TOWER PROPERTIES COMPANY
                           CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                      (UNAUDITED)

                                                            June, 1995      June, 1994
                                                           ------------    ------------
REVENUES:
  Rent                                                     $  5,770,599    $  4,535,168
  Rent, Related Party                                           285,281         275,219
  Management and Service Fees                                    73,495         146,121
  Management and Services Fees, Related Party                   161,455         168,333
  Real Estate Sales                                               --            164,550
  Interest and Other Income                                      40,481         118,482
  Other Income, Related Party                                    61,603          65,178
                                                           ------------    ------------
Total Revenues                                                6,392,914       5,473,051
                                                           ------------    ------------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                $      --       $     61,535
  Salaries and Employee Benefits                                781,840       1,029,134
  Depreciation                                                  768,878         702,918
  Maintenance and Repairs                                     1,082,782         802,818
  Taxes Other than Income                                       547,994         438,140
  Utilities                                                     344,792         465,177
  Interest                                                      729,651         551,868
  Interest, Related Party                                       137,768         104,303
  Amortization of Leasehold Improvements                        390,899         285,698
  Leasing and Advertising                                        45,816          43,011
  Professional Fees                                              46,966         107,609
  Insurance                                                     113,162          84,116
  Other                                                         149,575         194,049
                                                           ------------    ------------
Total Costs and Expenses                                      5,140,123       4,870,376

Income Before Minority Interest and
  Provision for Income Taxes                                  1,252,791         602,675
Minority Interest In Income of Subsidiary                       (16,973)        (11,220)
                                                           ------------    ------------

Income Before Provision for Income Taxes                      1,235,818         591,455

PROVISION FOR INCOME TAXES:
  Currently Payable                                             438,533         210,832
                                                           ------------    ------------

NET INCOME                                                 $    797,285    $    380,623
                                                           ============    ============

Earnings per Share                                         $       4.67    $       2.23
                                                           ============    ============

Weighted Average Common Shares Outstanding                      170,855         170,817
                                                           ============    ============


The accompanying notes are an integral part of these consolidated statements.


                                TOWER PROPERTIES COMPANY
                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                    FOR THE SIX MONTHS ENDING JUNE 30, 1995 AND 1994
                                      (UNAUDITED)
                                                            June, 1995      June, 1994
                                                           ------------    ------------
 Retained Earnings (Deficit), Beginning
   of Period                                               $  1,103,532    $    291,701

 Net Income                                                $    797,285         380,623
                                                           ------------    ------------

 Retained Earnings, End of Period                          $  1,900,817    $    672,324
                                                           ============    ============


 The accompanying notes are an integral part of these consolidated statements.

                                TOWER PROPERTIES COMPANY
                           CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
                                      (UNAUDITED)

                                                            June, 1995         June, 1994
                                                           ------------       ------------
REVENUES:
  Rent                                                     $  2,920,116       $  2,269,468
  Rent, Related Party                                           141,764            135,256
  Management and Service Fees                                    28,073             72,749
  Management and Services Fees, Related Party                    85,791             86,459
  Real Estate Sales                                               --                28,550
  Interest and Other Income                                      23,722             43,231
  Other Income, Related Party                                    24,734             38,170
                                                           ------------       ------------
Total Revenues                                                3,224,200          2,673,883
                                                           ------------       ------------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                $      --          $      7,413
  Salaries and employee benefits                                387,640            519,071
  Maintenance and Repairs                                       685,409            440,001
  Depreciation                                                  334,176            400,176
  Taxes Other than Income                                       273,997            222,387
  Utilities                                                     151,561            214,377
  Interest                                                      360,093            285,267
  Interest, Related Party                                        68,491             44,102
  Amortization of Leasehold Improvements                        207,899            146,199
  Leasing and Advertising                                        27,586             26,576
  Professional Fees                                              23,566             72,824
  Insurance                                                      58,425             41,947
  Other                                                          73,973             75,936
                                                           ------------       ------------
Total Costs and Expenses                                      2,652,816          2,496,276

Income Before Minority Interest and Provision for
  Income Taxes                                                  571,384            177,607
Minority Interest In Income of Subsidiary                        (6,958)            (6,418)
                                                           ------------       ------------

Income Before Provision for Income Taxes                        564,426            171,189

PROVISION FOR INCOME TAXES:
  Currently Payable                                             199,730             62,088
                                                           ------------       ------------

NET INCOME                                                 $    364,696       $    109,101
                                                           ============       ============

Earnings per Share                                         $       2.13       $       0.64
                                                           ============       ============

Weighted Average Common Shares Outstanding                      170,855            170,817
                                                           ============       ============


The accompanying notes are an integral part of these consolidated statements.


            TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE SIX MONTHS ENDING JUNE 30, 1995 AND 1994
                                      (UNAUDITED)

                                                               1995           1994
                                                          -------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                             $     797,285   $    380,623
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                             768,878        702,918
       Amortization of Leasehold Improvements                   390,899        285,698
       (Increase) Decrease in Accounts Receivables              (20,964)        30,510
       Decrease in Notes Receivable                              85,330         70,827
       Increase in Accounts Payable and
          Other Liabilities                                     194,227        264,373
       (Increase) Decrease in Prepaid Expenses and
          Other Assets                                         (487,733)       115,504
       Increase (Decrease) in Income Taxes Payable              225,709         (6,395)
       Gain on Real Estate Sales                                  --           (93,678)
                                                          -------------   ------------
 Net Cash Provided by Operating Activities                    1,953,631      1,750,380
                                                          -------------   ------------

 CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to Real Estate Held for Sale, Net                   (8,732)        (3,199)
   Additions to Equipment & Furniture                          (248,621)      (135,027)
   Acquisition of Warehouse                                  (2,600,000)            --
   Additions to Rental Property                                  (4,434)        (5,436)
   Additions to Leasehold Improvements                         (915,978)      (480,858)
                                                          -------------   ------------
 Net Cash Used in Investing Activities                       (3,777,765)      (624,520)
                                                          -------------   ------------

 CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgage Notes Payable                (228,352)    (2,917,254)
   Proceeds From Mortgage Notes Payable                           --         6,600,000
   Increase (Decrease) in Related Party Line of Credit        2,168,429     (4,760,000)
   Purchase of Treasury Stock                                   (14,170)          (835)
   (Decrease) Increase in Minority Interest, Net                (99,089)        11,220
                                                          -------------   ------------
 Net Cash Used In Financing Activities                        1,826,818     (1,066,869)
                                                          -------------   ------------

 NET INCREASE IN CASH                                             2,684         58,991

 CASH, Beginning of Period                                       23,225         18,659
                                                          -------------   ------------
 CASH, End of Period                                      $      25,909   $     77,650
                                                          =============   ============


 The accompanying notes are an integral part of these statements.


                   TOWER PROPERTIES COMPANY AND SUBSIDIARIES
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by the Company and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K as of and for the year ended December 31, 1994.
      The company is primarily engaged in owning, developing, leasing and managing real property, which except for the Hillsborough and Peppertree apartments, the Barkley Place commercial office building and the commercial warehouse/office facility (which are located in Mission, Merriam, and Overland Park, Kansas) are located in Kansas City, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consist of office buildings, apartment complexes, a warehouse/office facility and automobile parking lots and garages.

2. Tenant leasehold improvements are being amortized over the lives of the related leases using the straight-line method.

3. Interest paid during the first six months of 1995 and 1994 were $729,651 and $551,868, respectively. Income taxes paid during the first six months of 1995 and 1994 amounted to $212,824 and $220,827, respectively.

4. Certain prior quarter amounts have been reclassified to conform to the 1995 presentation.

5. Effective January 1, 1994, the Company implemented the provisions of Statement of Financial Accounting Standards (SFAS) No. 115. Under SFAS No. 115, the investment in Commerce common stock is classified as "available for sale," and is recorded at fair market value. The unrealized gain of $972,307 net of tax effects of $340,307 is reflected as a separate component of equity. The increase in the net unrealized holding gain for the six months from December 31, 1994 to June 30, 1995 was $162,268 and $19,092 for the three months from March 31, 1995 to June 30, 1995.

6.    REAL ESTATE HELD FOR SALE
      Revenue is recorded on the sale of real estate when sold. All sales are to developers or builders for cash or short-term notes receivable. The Company's real estate held for sale is recorded at cost which does not exceed its estimated realizable value. In 1994, the Company eliminated its valuation reserve for real estate held for sale. In the opinion of management, the reserve is no longer deemed necessary due to current market conditions.
      Supplemental disclosure of noncash investing activity: In the first quarter, of 1994, the Company exchanged real estate held for sale for a $135,000 note receivable. This note was satisfied during the first quarter of 1995.

7.    ACQUISITIONS:
      On June 30, 1995, the Company purchased a warehouse/office facility for $2,600,000. The warehouse/office facility is a 93,923 square foot, single tenant commercial warehouse and office facility located in Overland Park, Kansas. The Company used the line of credit with Commerce Bank of Kansas City to acquire the property. The Company is arranging for permanent financing in the amount of $1,950,000 from Northland Financial Company. This mortgage loan will have a twenty-year amortization term and bears interest at a fixed rate of 8%. The proceeds of this loan will be used to reduce the line of credit.


8.    CONTINGENCIES
      Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. During 1995 and 1994, the Company made modifications to certain properties at a cost of approximately $1,100 and $2,300, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, parking facilities, apartments and land held for future sale. The principal source of funds generated internally is income from operations and proceeds from real estate sales. The principal source of external funds is long-term debt. The Company has not experienced liquidity problems during the six months ended June 30, 1995. On June 30, 1995, the Company acquired a warehouse/office facility located in Overland Park, Kansas, for $2,600,000. The Company used the line of credit with Commerce Bank of Kansas City to acquire the property. The Company is arranging for permanent financing in the amount of $1,950,000 from Northland Financial Company. This mortgage loan will have a twenty-year amortization term and bears interest at a fixed rate of 8%. The proceeds of this loan will be used to reduce the line of credit.


                         SIX MONTHS ENDED JUNE 30, 1995
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1994

RESULT OF OPERATIONS:
      Increased occupancy in the Commerce Tower building, increased revenue from parking operations and the acquisition of the Barkley Place office building on July 15, 1994, are primarily responsible for the increase in
rental income of $1,245,493.   Occupancy in the Commerce Tower was 92% at
June, 1995 compared to 76% in 1994. This increase in occupancy is a result of leasing approximately 60,000 square feet in the third and fourth quarters of 1994. Parking revenue increased 18% and apartment rentals increased 8%. The acquisition of Barkley in July, 1994, with six months income of $649,073, was responsible for 52% of the total increase. The sale of the remaining ten single family lots located in the New Mark Division during the first quarter of 1994 accounts for the decrease in real estate sales and cost of real estate sold. A decision by management to contract building engineers in September, 1994 accounts for the decrease in management and service fees income and salaries expense.
      The contract engineering expense of $146,916, the cleaning and sealing of the exterior precast panels of the Commerce Tower building and the acquisition of Barkley Place office building on July 15, 1994 are primarily responsible for the increase in repairs and maintenance of $279,964. The acquisition of Barkley is also responsible for the increase in depreciation, taxes other than income and interest expense. The decrease in utilities is primarily due to mild weather conditions in the first half of 1995.
      The increase in amortization of leasehold improvements is primarily due to the large expenditures for tenant improvements during the last quarter of 1994 and the first quarter of 1995 being amortized over the life of the respective leases. The decrease in professional fees and other expenses is primarily due to the expenses incurred in connection with the land lease on the land at 6th and Main Streets and the possible construction of a downtown parking garage during the first half of 1994.


                        THREE MONTHS ENDED JUNE 30, 1995
                 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1994

RESULTS OF OPERATION
      Increased occupancy in the Commerce Tower building, increased revenue in parking operations, and the acquisition of the Barkley Place office building effective July 15, 1994 are primarily responsible for the increase in rental income of $657,155. The increase in occupancy as a result of leasing approximately 60,000 square feet of the Commerce Tower during the third and fourth quarter of 1994 resulted in an increase in income of 12%. Parking revenue increase 19% and apartment rentals increased 12%. The acquisition of Barkley in July, 1994, with second quarter income of $317,445, was responsible for 48% of the total increase. The sale of the remaining ten single family lots located in the New Mark Division during the first quarter of 1994 accounts for the decrease in real estate sales and cost of real estate sold.
A decision by management to contract building engineers in September, 1994 accounts for the decrease in management and service fees income and salaries expense.
      The increase of $185,333 in maintenance and repairs is primarily due to the contract engineering expense of 1995 and the acquisition of Barkley Place office building offset by the painting of the Hillsborough, New Mark and Peppertree apartment complexes in 1994.
      The increase in taxes other than income and interest of $150,825 is a direct result of the acquisition of the Barkley Place office building on July 15, 1994. The decrease in utilities is primarily due to mild weather conditions in 1995.
      The decrease in professional fees and other expenses is primarily due to the expenses incurred in connection with the land lease on the land at 6th and Main streets and the possible construction of a downtown parking garage during 1994.

ENVIRONMENTAL ISSUES:
      Due to the lack of governmental regulations regarding asbestos and uncertainty surrounding the advantages and disadvantages of asbestos removal, Tower Properties Company will continue to monitor asbestos and will take appropriate action when required.

AMERICANS WITH DISABILITIES ACT:
      Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. the Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial conditions of the company since certain provisions of the Act are open to interpretation.
The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. During 1995 and 1994, the Company made modifications to certain properties at a cost of approximately $1,100 and $2,300, respectively.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER PROPERTIES COMPANY




/s/ Benjamin F. Bryan
---------------------
Benjamin F. Bryan
Executive Vice President




/s/ Chester A. Wittwer, Jr.
---------------------------
Chester A. Wittwer, Jr.
Vice President



Date:  August 15, 1995