Form 10-Q
period 1995-09-30
TOWER PROPERTIES CO
filed 1995-11-13
CIK 98827

                                  FORM-10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITY EXCHANGE ACT OF 1934

                 For Quarter Ended September 30, 1995
                 ------------------------------------

                   Commission File Number 0-18261
                      TOWER PROPERTIES COMPANY
                      ------------------------
      (Exact name of registrant as specified in its charter)



                Missouri                    (43-1529759)
       ------------------------          -----------------
       (State of incorporation)          (IRS tax number)

    Suite 102, 911 Main Street, Kansas City, Missouri 64105
    -------------------------------------------------------
    (Address of principal executive offices)      Zip Code

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
  Yes   X            .    No                .
  --------------------    -------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

             170,881 shares of common stock
             ------------------------------
    $1.00 par value per share, at October 13, 1995

                                       TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                                              SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                                                 (UNAUDITED)
                ASSETS                                                              1995                        1994
                                                                                 -----------                 ----------
 Cash                                                                            $    29,211                $    23,225
 Commercial Paper, At Cost                                                            60,000                     60,000
 Short Term Investments                                                            2,320,507                  1,586,169
 Accounts Receivable                                                                 716,820                    689,231
 Notes Receivable                                                                     72,728                    169,606
 Tenant Leasehold Improvements, Net                                                3,741,599                  3,324,724
 Prepaid Expenses and Other Assets                                                 2,434,181                    726,841
 Rental Income Property, At Cost                                                  55,422,650                 53,017,440
 Less:  Accumulated Depreciation                                                 (21,207,668)               (20,432,648)
                                                                                 -----------                -----------
       Net Rental Income Property                                                 34,214,982                 32,584,792
 Real Estate Held for Sale                                                         1,193,650                  1,184,918
 Equipment and Furniture, at Cost                                                  5,821,155                  5,300,354
 Less:  Accumulated Depreciation                                                  (3,531,724)                (3,151,916)
                                                                                 -----------                -----------
       Net Equipment and Furniture                                                 2,289,431                  2,148,438
                                                                                 -----------                -----------
 Total Assets                                                                    $47,073,109                $42,497,944
                                                                                 ===========                ===========
 LIABILITIES AND STOCKHOLDERS'
     INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities                                        $ 1,271,867                $   957,222
   Related Party Loan                                                              6,251,509                  3,743,080
   Income Taxes Payable                                                              298,136                      --
   Deferred Income Taxes                                                           1,402,170                  1,145,131
   Mortgage Notes Payable                                                         17,474,379                 17,820,480
                                                                                 -----------                -----------
 Total Liabilities                                                                26,698,061                 23,665,913
 Minority Interest In Subsidiary                                                     120,205                    213,989
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                               --                         --

 Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        178,430 Shares, Unchanged                                                    178,430                    178,430
   Paid-In Capital                                                                17,355,872                 17,355,872
   Retained Earnings                                                               2,268,560                  1,103,532
   Unrealized Holding Gain for Securities                                            947,030                    469,732
                                                                                 -----------                -----------
                                                                                  20,749,892                 19,107,566
   Less Treasury Stock, At Cost (7,549 and
        7,464 shares in 1995 and 1994, respectively                                 (495,049)                  (489,524)
                                                                                 -----------                -----------
     Total Stockholders' Investment                                               20,254,843                 18,618,042
                                                                                 -----------                -----------
 Total Liabilities and Stockholders' Investment                                  $47,073,109                $42,497,944
                                                                                 ===========                ===========


 The accompanying notes are an integral part of these consolidated balance sheets.

                                                TOWER PROPERTIES COMPANY
                                            CONSOLIDATED STATEMENT OF INCOME
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                       (UNAUDITED)

                                                                            1995                      1994
                                                                     ------------------        ------------------
REVENUES:
  Rent                                                               $     8,781,773           $     7,170,453
  Rent, Related Party                                                        425,865                   412,178
  Management and Service Fees                                                121,071                   237,371
  Management and Services Fees, Related Party                                240,820                   240,431
  Real Estate Sales                                                             --                     164,550
  Interest and Other Income                                                   59,125                   167,485
  Other Income, Related Party                                                 80,245                    83,937
                                                                     ------------------        ------------------
Total Revenues                                                             9,708,899                 8,476,405
                                                                     ------------------        ------------------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                          $          --             $        61,535
  Salaries and Employee Benefits                                           1,171,910                 1,532,831
  Depreciation                                                             1,171,683                 1,097,678
  Maintenance and Repairs                                                  1,580,880                 1,381,357
  Taxes Other than Income                                                    821,991                   686,612
  Utilities                                                                  618,627                   754,820
  Interest                                                                 1,129,340                   836,857
  Interest, Related Party                                                    225,783                   229,498
  Amortization of Leasehold Improvements                                     637,526                   441,647
  Leasing and Advertising                                                     67,816                    65,945
  Professional Fees                                                           73,644                   168,524
  Insurance                                                                  167,451                   142,241
  Other                                                                      215,582                   277,192
                                                                     ------------------        ------------------
Total Costs and Expenses                                                   7,882,233                 7,676,737

Income Before Minority Interest and
  Provision for Income Taxes                                               1,826,666                   799,668
Minority Interest In Income of Subsidiary                                    (22,278)                  (20,108)
                                                                     ------------------        ------------------

Income Before Provision for Income Taxes                                   1,804,388                   779,560


PROVISION FOR INCOME TAXES                                                   639,360                   279,632
                                                                     ------------------        ------------------

NET INCOME                                                           $     1,165,028           $       499,928
                                                                     ==================        ==================

Earnings per Share                                                   $          6.82           $          2.93
                                                                     ==================        ==================

Weighted Average Common Shares Outstanding                                   170,863                   170,839
                                                                     ==================        ==================


The accompanying notes are an integral part of these consolidated statements.


                                                TOWER PROPERTIES COMPANY
                                      CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                       (UNAUDITED)

                                                                       1995                        1994
                                                                  --------------              --------------
                Retained Earnings, Beginning
                  of Period                                       $   1,103,532                $    291,701

                Net Income                                        $   1,165,028                     499,928
                                                                  --------------              --------------

                Retained Earnings, End of Period                  $   2,268,560                $    791,629
                                                                  ==============              ==============


                The accompanying notes are an integral part of these consolidated statements.



                                                TOWER PROPERTIES COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                      (UNAUDITED)

                                                                            1995                      1994
                                                                       --------------            --------------
REVENUES:
  Rent                                                                  $  3,011,174              $  2,635,285
  Rent, Related Party                                                        140,584                   136,959
  Management and Service Fees                                                 47,576                    91,250
  Management and Services Fees, Related Party                                 79,365                    72,098
  Interest and Other Income                                                   18,644                    49,003
  Other Income, Related Party                                                 18,642                    18,759
                                                                       --------------            --------------
Total Revenues                                                             3,315,985                 3,003,354
                                                                       --------------            --------------

COSTS & EXPENSES:
  Salaries and Employee Benefits                                             390,070                   503,697
  Depreciation                                                               402,805                   394,760
  Maintenance and Repairs                                                    498,098                   578,539
  Taxes Other than Income                                                    273,997                   248,472
  Utilities                                                                  273,835                   289,643
  Interest                                                                   399,689                   284,989
  Interest, Related Party                                                     88,015                   125,195
  Amortization of Leasehold Improvements                                     246,627                   155,948
  Leasing and Advertising                                                     27,828                    22,934
  Professional Fees                                                           20,850                    60,915
  Insurance                                                                   54,289                    58,125
  Other                                                                       66,007                    83,144
                                                                       --------------            --------------
Total Costs and Expenses                                                   2,742,110                 2,806,361

Income Before Minority Interest and
  Provision for Income Taxes                                                 573,875                   196,993
Minority Interest In Income of Subsidiary                                     (5,305)                   (8,888)
                                                                       --------------            --------------

Income Before Provision for Income Taxes                                     568,570                   188,105


PROVISION FOR INCOME TAXES                                                   200,827                    68,800
                                                                       --------------            --------------

NET INCOME                                                              $    367,743              $    119,305
                                                                       ==============            ==============

Earnings per Share                                                      $       2.15              $       0.70
                                                                       ==============            ==============

Weighted Average Common Shares Outstanding                                   170,879                   170,884
                                                                       ==============            ==============



The accompanying notes are an integral part of these consolidated statements.


                       TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                                 (UNAUDITED)


                                                                             1995                1994
                                                                      -----------------     ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           $   1,165,028         $   499,928
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                                         1,171,683           1,097,678
       Amortization of Leasehold Improvements                                 637,526             441,647
       (Increase) Decrease in Accounts Receivables                            (27,589)             72,208
       Decrease in Notes Receivable                                            96,878              78,531
       Increase in Accounts Payable and
          Other Liabilities                                                   314,644             636,950
       Increase in Prepaid Expenses and Other Assets                       (1,624,282)            (23,597)
         Increase (Decrease) in Income Taxes Payable                          215,078             (13,371)
       Gain on Real Estate Sales                                                 --               (86,265)
                                                                      -----------------     ---------------
 Net Cash Provided by Operating Activities                                  1,948,966           2,703,709
                                                                      -----------------     ---------------

 CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to Real Estate Held for Sale, Net                                 (8,732)            (10,612)
   Additions to Equipment & Furniture                                        (337,656)           (200,280)
   Additions to Rental Property                                                (5,210)            (63,258)
   Acquisition of Barkley Place office building                                  --            (5,900,000)
   Acquisition of 9200 Cody warehouse/office facility                      (2,600,000)               --
   Additions to Leasehold Improvements                                     (1,054,401)           (551,457)
                                                                      -----------------     ---------------
 Net Cash Used in Investing Activities                                     (4,005,999)         (6,725,607)
                                                                      -----------------     ---------------

 CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgage Notes Payable                              (346,101)         (3,004,429)
   Proceeds From Mortgage Notes Payable                                          --             6,600,000
   Increase in Related Party Short Term Loan                                2,508,429             399,655
   Purchase of Treasury Stock                                                 (15,470)             (6,582)
   Treasury Stock Issued to Directors                                           9,945              10,937
    (Decrease) Increase in Minority Interest, Net                             (93,784)             20,108
                                                                      -----------------     ---------------
 Net Cash Used In Financing Activities                                      2,063,019           4,019,689
                                                                      -----------------     ---------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           5,986              (2,209)

 CASH, Beginning of Period                                                     23,225              18,659
                                                                      -----------------     ---------------
 CASH, End of Period                                                    $      29,211         $    16,450
                                                                      =================     ===============


 The accompanying notes are an integral part of these statements.


      TOWER PROPERTIES COMPANY AND SUBSIDIARIES
    FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by the Company and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K as of and for the year ended December 31, 1994.
     The company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas, Clay and Jackson County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consist of office buildings, apartment complexes, a warehouse/office facility and automobile parking lots and garages.

2. Tenant leasehold improvements are being amortized over the lives of the related leases using the straight-line method.

3. Interest paid during the first nine months of 1995 and 1994 for long-term mortgages amounted to $1,129,340 and $836,857, respectively. Income taxes paid during the first nine months of 1995 and 1994 amounted to $343,706 and $293,003, respectively.

4. Certain prior quarter amounts have been reclassified to conform to the 1995 presentation.

5. Effective January 1, 1994, the Company implemented the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115. Under SFAS No. 115, the investment in Commerce common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $1,456,969 net of tax effects of $509,939 is reflected as a separate component of equity. The increase in the net unrealized holding gain for the nine months from December 31, 1994 to September 30, 1995 was $477,298 and $315,031 for
the three months from June 30, 1995 to September 30, 1995.

6.   ACQUISITIONS:
     On June 30, 1995, the Company purchased a warehouse/ office facility for $2,600,000. The warehouse/office facility is a 93,923 square foot, single tenant commercial warehouse and office facility located in Overland Park, Kansas. The Company used the line of credit with Commerce Bank of Kansas City to acquire the property. The Company is arranging for permanent financing in the amount of $1,950,000 from Northland Financial Company. This mortgage loan will have a twenty-year amortization term and bear interest at a fixed rate of 8%.
The loan will close during November, 1995 and the proceeds of this loan will be used to reduce the line of credit.

7.   CONTINGENCIES
     Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. During 1995 and 1994, the Company made modifications to certain properties at a cost of approximately $1,400 and $1,500, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
     The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, parking facilities, apartments and land held for future sale. The principal source of funds generated internally is income from operations and proceeds from real estate sales. The principal source of external funds is long-term debt and line of credit with Commerce Bank of Kansas City. The Company has not experienced liquidity problems during the nine months ended September 30, 1995. On June 30, 1995, the Company acquired a warehouse/office facility located in Overland Park, Kansas, for $2,600,000. The Company used the line of credit with Commerce Bank of Kansas City to acquire the property. The Company is arranging for permanent financing of $1,950,000 from Northland Financial Company. This mortgage loan will have a twenty-year amortization term and bear interest at a fixed rate of 8%. The loan will close during November, 1995 and the proceeds of this loan will be used to reduce the line of credit.


         NINE MONTHS ENDED SEPTEMBER 30, 1995
COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994

RESULT OF OPERATIONS:
     Increased occupancy in the Commerce Tower building, increased revenue from parking operations and the acquisition of the Barkley Place office building and the 9200 Cody warehouse on July 15, 1994 and June 30, 1995, respectively, are primarily responsible for the increase in
rental income of $1,625,007.   Occupancy in the Commerce
Tower was 92% at September, 1995 compared to 79% in 1994. This increase in occupancy is a result of leasing approximately 60,000 square feet in the third and fourth quarters of 1994. Parking revenue increased 15% and apartments rentals increased 9%. The acquisition of Barkley Place office building in July, 1994 and the 9200 Cody warehouse in June, 1995 with combined income of $772,503 was responsible for 48% of the total increase. The sale of the remaining ten single family lots located in the New Mark Division during the first quarter of 1994 accounts for the decrease in real estate sales and cost of real estate sold. A decision by management to sub-contract engineering services in September, 1994 accounts for the decrease in management and service fees income and salaries and employee benefits expense.
     The sub-contract engineering cost of $204,774, repairs to the chillers and the cleaning and sealing of the exterior precast panels of the Commerce Tower building and the acquisition of the Barkley Place office building on July 15, 1994 offset by the painting and preventive maintenance of Hillsborough, New Mark and Peppertree apartment complexes in 1994, are primarily responsible for the increase of $199,523 in maintenance and repairs.

     The increase in depreciation, taxes other than income, and interest expense is a direct result of the acquisition of the Barkley Place office building and the 9200 Cody warehouse/office facility. The decrease in utilities is primarily due to mild weather conditions in the nine months of 1995.
     The increase in amortization of leasehold improvements is primarily due to the large expenditures for tenant improvements during the last quarter of 1994 and the first half of 1995 being amortized over the life of the respective leases. The decrease in professional fees and other expenses is primarily due to the expenses incurred in connection with the land lease on the land at 6th and Main Streets, the possible construction of a downtown parking garage, and the legal fees related to the operating engineers union contract negotiations and the subsequent change to utilizing contract labor in the Commerce Tower office building in 1994.

          THREE MONTHS ENDED SEPTEMBER 30, 1995
  COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1994

RESULTS OF OPERATION
     Increased occupancy in the Commerce Tower building, increased revenue in parking operations, and the acquisitions of the Barkley Place office building effective July 15, 1994 and the June 30, 1995 acquisition of the 9200 Cody warehouse/office facility are primarily responsible for the increase in rental income of $379,514. Increased occupancy in the Commerce Tower resulted in an increase in income of 13%. Parking revenue and apartment rentals both increased 9%. The acquisition of Barkley Place office Building and 9200 Cody warehouse, with combined income of $123,430, was responsible for 33% of the total increase in rental income.
     The decrease of $80,441 in maintenance and repairs is primarily due to the painting of the Hillsborough, New Mark and Peppertree apartment complexes in 1994 offset by the repairs and the sub-contract engineering expense of the Commerce Tower building in 1995. The increase in depreciation, taxes other than income and interest of $210,990 is a direct result of the acquisitions of the Barkley Place office building and 9200 Cody warehouse. The decrease in utilities is primarily due to mild weather conditions during 1995.
     Amortization of leasehold improvements increased due to the large expenditures for tenant improvements being
amortized over the life of the respective leases.   The
decrease in professional fees and other expenses is primarily due to the expenses incurred in connection with the land lease on the land at 6th and Main streets, legal fees related to the operating engineers and the possible construction of a downtown parking garage during 1994.

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



Date:  November 14, 1995