Form 10-K
period 1995-12-31
TOWER PROPERTIES CO
filed 1996-03-28
CIK 98827

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1995  Commission file number  0-18261
                          -------------------                        ---------
                          Tower Properties Company
------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Missouri                                     43-1529759
                 --------                                     ----------
      STATE OR OTHER JURISDICTION OF                        (IRS EMPLOYER
      INCORPORATION OR ORGANIZATION                      IDENTIFICATION NO.)
  911 Main Street, Kansas City, Missouri                        64105
------------------------------------------             -----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

Registrant's telephone number, including area code       (816) 421-8255
                                                   ---------------------------
Securities registered pursuant to Section 12(b) of the Act:
                                                 NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                         WHICH REGISTERED
         -------------------                     ------------------------

--------------------------------------     -----------------------------------

--------------------------------------     -----------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           $1 Par Value Common Stock
------------------------------------------------------------------------------
                               (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X     NO ---
                                                        ---

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN
PART III OF THIS FORM  10-K OR ANY AMENDMENT TO THIS FORM  10-K.

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

                        $12,826,050 at February 22, 1996
------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                  $1 Par Value Common Stock -- 171,014 Shares
------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT IS INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)

Portions of Annual Report to Stockholders for the year ended Dec. 31, 1995,
------------------------------------------------------------------------------
are incorporated by reference in Parts I, II and IV.  Portions of the Annual
------------------------------------------------------------------------------
Proxy Statement are incorporated by reference into Part III.
------------------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549


                             TOWER PROPERTIES COMPANY


                                     FORM 10-K


                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended December 31, 1995

                                 CROSS-REFERENCE SHEET
                                 ---------------------
Part II
-------
Item 6 -  Selected Financial Data              1995 Annual Report to Stockholders,
                                               Page 21.

Item 7 -  Management's Discussion and          1995 Annual Report to Stockholders,
          Analysis of Financial Condition      Pages 17 through 20.
          and Results of Operations

Item 8 -  Financial Statements and             1995 Annual Report to Stockholders,
          Supplementary Data                   Pages 4 through 16 and Pages 22 and 23.

Part III
--------

Item 10 - Directors and Executive              Proxy Statement relating to Annual
          Officers of the Registrant           Meeting of Stockholders to be held on
                                               April 10, 1996, under the caption
                                               "Election of Directors."

Item 11 - Executive Compensation               Proxy Statement relating to Annual
                                               Meeting of Stockholders to be held on
                                               April 10, 1996, under the captions
                                               "Summary Compensation Table" and
                                               "Compensation Plans."

Item 12 - Security Ownership of Certain        Proxy Statement relating to Annual
          Beneficial Owners and                Meeting of Stockholders to be held on
          Management                           April 10, 1996, under the caption
                                               "Security Ownership of Certain
                                               Beneficial Owners and Management."

Item 13 - Certain Relationships and            Proxy Statement relating to Annual
          Related Transactions                 Meeting of Stockholders to be held on
                                               April 10, 1996, under the caption
                                               "Transactions."

Part IV
-------

Item 14(a)(1) - Financial Statements           1995 Annual Report to Stockholders,
                                               Pages 4 through 16.

Item 14(a)(2) - Exhibits                       Registrant's 1996 Form 10-K (File
                                               No. 0-18261) filed on March 31, 1996.

Part I
------

   Item 1.  Business.

   (a)   General Development of Business:

         In September 1989, Tower Properties Company (Tower) formed Tower Acquisition Corp. (TAC), a wholly-owned subsidiary of Tower. TAC was formed pursuant to the terms of a merger between Tower and Commerce Bancshares, Inc. (Commerce), a bank holding company.
         Tower spun off certain assets and liabilities to TAC with a net book value of approximately $17,500,000. Tower then merged with Commerce on January 29, 1990. In connection with the merger each Tower shareholder received 7.88 shares of Commerce in exchange for each Tower share. TAC's capital stock was distributed to Tower's shareholders on January 29, 1990 in the form of a stock dividend. TAC's name was changed to Tower Properties Company (the Company) on this same date. The net assets distributed to TAC represent the assets currently owned and managed by the Company.

         A private letter ruling was obtained from the IRS that the distribution was tax-free under Section 355 of the Internal Revenue Code and the merger constituted a tax-free reorganization under
         Section 368(a)(1)(A) of the Internal Revenue Code.

         The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas, and Clay and Jackson County, Missouri.

   (b)   Financial Information About Industry Segments:

         Registrant considers its business to be concentrated in one industry segment--real estate ownership, development, leasing and management.

   (c)   Narrative Description of Business:

         Registrant is primarily engaged in the business of owning, developing, leasing and managing real property. Registrant owns and manages 945,000 rentable square feet of office space located in the Kansas City metropolitan area.

         Substantially all the improved real estate owned by Registrant consists of office buildings and a warehouse/office facility held for lease, automobile parking garages, apartments and land held for future sale. Registrant has not pursued a policy of acquiring real estate on a speculative basis, although some real estate owned by Registrant may be sold at a future time.

         Registrant leasing operations provided rental income constituting approximately 94 percent of the 1995 revenues. Registrant competes with other building owners in the renting and leasing of office building space. Registrant employs approximately 43 persons on a full-time basis and approximately 3 persons on a part-time basis. The remaining 6 percent of 1995 revenues include management and service fees (4 percent) and other income (2 percent).

         Registrant leases rental space and provides services to Commerce Bancshares, Inc. The annual aggregate rental and service fees paid to Registrant by Commerce will vary depending upon the space occupied and services provided. For the years ended December 31, 1995, 1994 and 1993, Registrant received rent and fees of $1,000,900, $1,012,620 and $753,272, respectively, from Commerce.

   Item 2.  Properties.

   (a)   The following real property is owned, in fee, by Registrant:

         (1) The Commerce Tower, a 30-story office building located at 911 Main Street, Kansas City, Missouri, was opened for occupancy in January 1965. The Commerce Tower has net rentable space of approximately 425,000 square feet and is presently 92 percent occupied. The building, of modern architectural design, has six elevators serving the first 17 floors and an additional six express elevators serving the 17th through the 30th floors. Registrant considers the Commerce Tower to be in good condition.

         (2) The Barkley Place, a 6-story 95,000 rentable square foot office building located in Overland Park, Kansas. The building was completed in 1988. The Company purchased the building on July 15, 1994. Registrant considers the building to be in excellent condition. The building is 86 percent occupied. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $3,906,718.

         (3) 6601 College Boulevard, a 6-story 101,200 rentable square foot building, located in Overland Park, Kansas. The building was completed in 1979. The Company purchased the building on December 15, 1995. Registrant considers the building to be in excellent condition. The building is 100 percent leased under a triple net lease.

         (4) A warehouse/office facility, located at 9200 Cody, Overland Park, Kansas. The building contains approximately 19,100 square feet of office space and 74,800 square feet of warehouse space. The building was constructed in 1973, with an addition in 1976. The Company purchased the facility on June 30, 1995. Registrant considers this facility to be in excellent condition. The building is 100 percent leased under a triple net lease. The warehouse/office facility is subject to a mortgage deed of trust securing a loan with a balance owing of $1,946,689.

         (5) A two-story office building, located at 908 Walnut Street, Kansas City, Missouri, is immediately adjacent to the Commerce Tower and contains approximately 7,500 square feet of net rentable space. This building is approximately 60 years old, and is unoccupied. The Company plans to demolish the building in the near future to accommodate a proposed 300 car garage on the Northwest corner of 9th and Walnut.

         (6) A 19-building, 210-unit apartment complex, on a 17.4-acre tract, located at New Mark Drive and North Cherry in Kansas City North. Construction of the first phase was completed in mid-1971 and completion of the second phase in 1978. The apartments are 97 percent occupied. Registrant considers the complex to be in good condition. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $2,412,052.

         (7) A 17-building, 261-unit apartment complex, on a 25-acre tract, located at 5401 Fox Ridge Drive in Mission, Kansas. Construction of the complex was completed in 1985. The Company purchased the complex on December 31, 1992. The Company has acquired a 5.3-acre adjacent tract of land and is presently constructing an additional 68 units. Registrant considers the 17-building complex to be in excellent condition. The apartments are 94 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $7,213,504.

         (8) A 7-building, 162-unit apartment complex, on an 8.7-acre tract located at 6800 Antioch in Merriam, Kansas. Construction of the complex was completed in 1987. The Company purchased the complex on September 30, 1993. Registrant considers the 7-building complex to be in excellent condition. The apartments are 95 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $3,821,909.

         (9) One block of surface parking bounded generally by Sixth Street, Baltimore Street, Seventh Street and Wyandotte Street. This parking location contains approximately 206 parking stalls.

         (10) A block of surface parking located generally at the corner of Eighth and Wyandotte Streets in Kansas City, Missouri, that contains approximately 200 parking stalls.

         (11) A tract of land located at the southwest corner of Ninth and Walnut. This tract contains approximately 12,000 square feet of land.

         (12) A two-story facility located at the Northwest corner of Ninth and Walnut, immediately adjacent to the 811 Main building and garage (except that a portion of the parking facility is leased under a long-term lease). The parking facility contains approximately 80 parking spaces.

   (b) New Mark, a division of Registrant, originally owned 1,207 acres located in Kansas City North immediately adjacent to and contiguous with the apartment complex owned by Registrant. The tract is owned in fee. Residential lots and land aggregating approximately 600 acres have been sold from the tract by the Company. An additional 116 acres have been dedicated to streets, and 103 acres are designated as an open greenbelt area.

   (c) Downtown Redevelopment Corporation, an urban redevelopment corporation under the laws of the state of Missouri, of which Registrant owns approximately 98 percent of the outstanding capital stock, owns the following property located in downtown Kansas City,
         Missouri:

         (1) The 811 Main building, which consists of an L-shaped, 12-story combination office building and parking garage, was completed in 1959. The first five floors are utilized primarily for parking, although approximately 27,000 square feet of ground floor and lower level space is available for use as commercial office space. The office space extending from the 6th floor through the 12th floor encloses a gross area of approximately 252,000 square feet. Registrant leased the total office space to Kemper Financial Companies, Inc., effective May 15, 1989. Kemper Financial is now eligible under the terms of their lease with the Company to terminate the lease with 180 days notice. The condition of the property is considered good.

         (2) 710 Main Garage Building, an L-shaped, multi-deck, self-parking garage facility, contains approximately 737 parking spaces.The original portion was completed in 1959, with additions made in 1962.The condition of the property is considered good.

         (3) A tract of ground approximately one-half block in width on the east side of Main Street between 6th and 8th Streets. The Company successfully pursued quiet title actions against the leaseholder, and as a result, now holds clear title to the leasehold improvements on this tract, Prom/Rodeway
               Inn and 711 Main Garage. These structures are functionally obsolete. The Company has remediated environmental problems in the buildings and plants to demolish them except for the 280 car parking garage at 711 Main.

         (4) An irregular tract of ground containing approximately 35,000 square feet, is leased in part to a service station. Approximately 21,000 square feet is used for surface parking. This tract is owned in fee.

   Item 3.  Legal Proceedings.

   Neither Registrant nor any of its subsidiaries are involved in any material pending litigation other than ordinary routine proceedings incidental to their business.

   Item 4.  Submission of Matters to a Vote of Security Holders.

   Registrant did not submit any matters to a vote of security holders during the fourth quarter of 1995.

Part II
-------

   Item 5. Market for Registrant's Common Stock and Related Security Holder Matters.

   Registrant's stock is traded in the "over-the-counter" market and trading of such stock is limited. The schedule below depicts the bid and asked prices, as provided by an investment banking firm, in each quarter of 1995. The "over-the-counter" market quotations shown below reflect interdealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                1995                      1994
                           --------------            --------------
         Quarter           Bid      Asked            Bid      Asked
         -------           ---      -----            ---      -----
         First             $65       $ -             $65       $ -
         Second             65         -              65         -
         Third              65         -              65         -
         Fourth             75         -              65         -

   There are no present or future restrictions on the ability of Registrant to pay common stock dividends. No dividends were paid in 1995, 1994 and 1993. (Management has indicated it will not pay dividends in 1996.)

   The table below shows the number of holders of record of each class of equity securities of Registrant as of February 22, 1996:

                                                Number of
               Title of Class                Security Holders
               --------------                ----------------

               Common stock,
               $1.00 par value                     571

   Item 6.  Selected Financial Data.

   Reference is made to the caption "Selected Financial Data" on Page 21 of Registrant's 1995 Annual Report to Stockholders for a summary of certain financial data for the Registrant for each of its last five fiscal years. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information set forth therein is incorporated herein by reference.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Reference is made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 17 through 20 of Registrant's 1995 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act
   Rule 12b-23, is incorporated herein by reference.

   Item 8.  Financial Statements and Supplementary Data.

   Reference is made to Pages 4 through 16 and Pages 22 and 23 of Registrant's 1995 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

   Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

   None.

Part III
--------

   Item 10. Directors and Executive Officers of the Registrant.

   Reference is made to the caption "Election of Directors" in Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 10, 1996. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein relating to the names, ages, positions, terms of office, family relationships and business experience of Registrant's directors is incorporated herein by reference.

   Item 11. Executive Compensation.

   Reference is made to the captions "Summary Compensation Table" and "Compensation Plans" in Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 10, 1996. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein is incorporated herein by reference.

   Item 12. Security Ownership of Certain Beneficial Owners and Management.

   Reference is made to the caption "Security Ownership of Certain Beneficial Owners and Management" in Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 10, 1996. Pursuant to General Instruction G(2) to

   Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

   Item 13. Certain Relationships and Related Transactions.

   Reference is made to the caption "Transactions" in Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 10, 1996. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

Part IV
-------

   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) (1)  Financial Statements.  The following consolidated financial
            --------------------
            statements of the Registrant and its subsidiaries, together with the report of independent public accountants, contained in the Registrant's 1995 Annual Report to Stockholders are hereby incorporated herein:

            Report of Independent Public Accountants

            Consolidated Balance Sheets - December 31, 1995 and 1994

            Consolidated Statements of Income for the Years Ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993

            Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1995, 1994 and 1993

            Notes to Consolidated Financial Statements

            Schedule III

            All other schedules have been omitted because the required information is shown in the financial statements or notes thereto, because the amounts involved are not significant or because of the absence of the conditions under which they are required.

   (2)   Exhibits.
         ---------

Item No.               Description                           Location
--------   ----------------------------------   -----------------------------------
  3(a)     Articles of Incorporation of         Filed on March 30, 1990, as
           Tower Acquisition Corp.              Exhibit 3(a) to Registrant's 1989
                                                Form 10-K (File No. 0-18261)

  3(b)     Bylaws of Tower Acquisition          Filed on March 30, 1990, as
           Corp.                                Exhibit 3(b) to Registrant's 1989
                                                Form 10-K (File No. 0-18261)

  3(c)     Certificate of Amendment and         Filed on March 30, 1990, as
           Amendment of Articles of             Exhibit 3(c) to Registrant's 1989
           Incorporation                        Form 10-K (File No. 0-18261)

  4(a)     Conformed composite copy of          Filed on March 30, 1990, as
           Note Agreement and Deed of           Exhibit 4(a) to Registrant's 1989
           Trust dated September 21, 1972,      Form 10-K (File No. 0-18261)
           with respect to $8,000,000,
           8 percent, due in monthly install-
           ments to October 2007

 10        Hillsborough Apartment Complex       Filed on January 11, 1993, as
           acquisition agreement                Exhibit A to Registrant's Form 8-K
                                                (File No. 0-18261)

           Peppertree Apartment Complex         Filed on October 12, 1993, as
           acquisition agreement                Exhibit A to Registrant's Form 8-K
                                                (File No. 0-18261)

           Barkley Place Office Building        Filed on July 26, 1994, as
           acquisition agreement                Exhibit A to Registrant's Form 8-K
                                                (File No. 0-18261)

           6601 College Boulevard Office        Filed on February 27, 1996, as
           Building acquisition agreement       Exhibit A to Registrant's Form 8-K
                                                (File No. 0-18261)




 14(a)     Tower Properties Company's           Filed on March 08, 1996, as
           annual report to its security        Exhibit 14(a) to Registrant's 1995
           holders for the 1995 fiscal year.    Form 10-K (File No. 0-18261)
           Such report is furnished for the
           information of the Commission and
           is not to be deemed as filed as a
           part of this report.

 25(a)     A list of Tower Properties           See attached Exhibit 25(a)
           Company subsidiaries

(b)   Reports on Form 8-K.  Registrant filed a required report on Form 8-K
      -------------------
      during the last quarter of 1995.

                            SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOWER PROPERTIES COMPANY
                                             (Registrant)


DATE:  March 31, 1996              BY: /s/JAMES M. KEMPER, JR.
                                       -------------------------------------
                                               James M. Kemper, Jr.
                                             Chairman, President and
                                             Chief Executive Officer


DATE:  March 31, 1996              BY: /s/CHESTER A. WITTWER, JR.
                                       -------------------------------------
                                               Chester A. Wittwer, Jr.
                                            Vice President and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


DATE:  March 31, 1996              BY: /s/NEIL T. DOUTHAT
                                       -------------------------------------
                                                 Neil T. Douthat
                                                     Director


DATE:  March 31, 1996              BY: /s/BRIAN D. EVERIST
                                       -------------------------------------
                                                 Brian D. Everist
                                                     Director


DATE:  March 31, 1996              BY: /s/JONATHAN M. KEMPER
                                       -------------------------------------
                                                Jonathan M. Kemper
                                                     Director


DATE:  March 31, 1996              BY: /s/BENJAMIN F. BRYAN
                                       -------------------------------------
                                                 Benjamin F. Bryan
                                       Executive Vice President and Director