Form 10-Q
period 1996-03-31
TOWER PROPERTIES CO
filed 1996-05-14
CIK 98827

                                   FORM-10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITY EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 1996
                       --------------------------------

                        Commission File Number 0-18261
                           TOWER PROPERTIES COMPANY
                           ------------------------
             (Exact name of registrant as specified in its charter)



          Missouri                                            (43-1529759)
- ---------------------------------                        ---------------------
   (State of  incorporation)                               (IRS tax  number)

  Suite 102, 911 Main Street,         Kansas City, Missouri         64105
 -----------------------------------------------------------------------------
 (Address of principal executive offices)                          Zip Code

                                      (816) 421-8255
                    -------------------------------------------------
                  (Registrant`s telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 1 (d) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
  Yes   X                                     No
- -------------------------------------------   --------------------------------

      Indicate the number of shares outstanding of each of the issuer`s classes of common stock, at the close of the period covered by this report.

                        171,014 shares of common stock
                        ------------------------------
                 $1.00 par value per share, at April 15, 1996

                             TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                                     March 31, 1996 and December 31, 1995

                                                            (UNAUDITED)
                         ASSETS                                1996                   1995
                                                         ---------------         ---------------
 Cash                                                     $     58,662            $      5,577
 Short Term Investments                                         60,000                  60,000
 Related Party Investment, At Market                         2,143,519               2,359,413
 Accounts Receivable                                           909,983                 988,565
 Notes Receivable                                               62,652                  69,678
 Tenant Leasehold Improvements, Net                          4,307,239               4,555,924
 Construction in Progress                                    1,487,542               3,016,024
 Prepaid Expenses and Other Assets                             307,884                 346,478
 Rental Income Property, At Cost                            65,521,254              62,521,254
 Less:  Accumulated Depreciation                           (21,822,621)            (21,492,176)
                                                         ---------------         ---------------
       Net Rental Income Property                           43,698,633              41,029,078
 Real Estate Held for Sale                                     834,358               1,147,859
 Equipment and Furniture, at Cost                            6,657,486               6,572,718
 Less:  Accumulated Depreciation                            (3,805,965)             (3,647,253)
                                                         ---------------         ---------------
       Net Equipment and Furniture                           2,851,521               2,925,465
                                                         ---------------         ---------------
 Total Assets                                             $ 56,721,993            $ 56,504,061
                                                         ===============         ===============

 LIABILITIES AND STOCKHOLDERS'
          INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities                 $  1,043,937            $    919,297
   Related Party Loan                                        8,601,859              13,856,859
   Income Taxes Payable                                        199,225                 436,086
   Deferred Income Taxes                                     1,155,225               1,230,788
   Mortgage Notes Payable                                   24,568,173              19,300,872
                                                         ---------------         ---------------
 Total Liabilities                                          35,568,419              35,743,902
 Minority Interest                                             130,786                 124,900
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                         --                      --
 Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        178,430 Shares, Unchanged                              178,430                 178,430
   Paid-In Capital                                          17,355,872              17,355,872
   Retained Earnings                                         3,141,572               2,613,712
   Unrealized Holding Gain for Securities                      831,988                 972,319
                                                         ---------------         ---------------
                                                            21,507,862              21,120,333
   Less Treasury Stock, At Cost
       (7,416 shares)                                         (485,074)               (485,074)
                                                         ---------------         ---------------
     Total Stockholders' Investment                         21,022,788              20,635,259
                                                         ---------------         ---------------
 Total Liabilities and Stockholders' Investment           $ 56,721,993            $ 56,504,061
                                                         ===============         ===============

 The accompanying notes are an integral part of these consolidated balance sheets.

                                      TOWER PROPERTIES COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND MARCH 31, 1995
                                             (UNAUDITED)

                                                            March, 1996             March, 1995
                                                           -------------           -------------
REVENUES:
  Rent                                                      $3,226,106              $2,850,483
  Rent, Related Party                                          157,181                 143,517
  Management and Service Fees                                   29,211                  45,422
  Management and Services Fees, Related Party                   79,615                  75,664
  Real Estate Sales                                            580,000                   --
  Interest and Other Income                                     14,866                  16,759
  Other Income, Related Party                                   39,177                  36,869
                                                           -------------           -------------
Total Revenues                                               4,126,156               3,168,714
                                                           -------------           -------------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                    349,179                   --
  Salaries and Employee Benefits                               393,758                 394,200
  Depreciation                                                 489,157                 397,373
  Maintenance and Repairs                                      461,750                 434,702
  Taxes Other than Income                                      273,137                 273,997
  Utilities                                                    244,332                 193,231
  Interest                                                     410,634                 369,558
  Interest, Related Party                                      211,609                  69,277
  Amortization of Leasehold Improvements                       307,950                 183,000
  Leasing and Advertising                                       21,569                  18,230
  Professional Fees                                             23,111                  23,400
  Insurance                                                     30,938                  54,737
  Other                                                         88,058                  75,722
                                                           -------------           -------------
Total Costs and Expenses                                     3,305,182               2,487,427

Income Before Minority Interest and
  Provision for Income Taxes                                   820,974                 681,287
Minority Interest In Income of Subsidiary                       (5,886)                 (9,895)
                                                           -------------           -------------


Income Before Provision for Income Taxes                       815,088                 671,392

PROVISION FOR INCOME TAXES:
  Currently Payable                                            287,228                 238,803
                                                           -------------           -------------

NET INCOME                                                  $  527,860             $   432,589
                                                           =============           =============

Earnings Per Share                                          $     3.09             $      2.53
                                                           =============           =============

Weighted Average Common Shares Outstanding                     171,014                 170,960
                                                           =============           =============

The accompanying notes are an integral part of these consolidated statements.

                                         TOWER PROPERTIES COMPANY
                              CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                     FOR THE THREE MONTHS ENDING MARCH 31, 1996 AND MARCH 31, 1995
                                             (UNAUDITED)

                                                           March, 1996             March, 1995
                                                          -------------           -------------
 Retained Earnings, Beginning
   of Period                                              $  2,613,712            $  1,103,532

 Net Income                                                    527,860                 432,589
                                                          -------------           -------------

 Retained Earnings, End of Period                         $  3,141,572            $  1,536,121
                                                          =============           =============

The accompanying notes are an integral part of these consolidated statements.

                  TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
                   FOR THE THREE MONTHS ENDING MARCH 31, 1996 AND MARCH 31, 1995
                                          (UNAUDITED)
                                                               1996                    1995
                                                          ---------------          --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $  527,860               $ 432,589
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                            489,157                 397,373
       Amortization of Leasehold Improvements                  307,950                 183,000
       Decrease (Increase) in Accounts Receivables              78,582                 (64,983)
       Decrease in Notes Receivables                             7,026                  89,656
       Increase in Accounts Payable and
          Other Liabilities                                    124,640                 105,660
       Decrease (Increase) in Prepaid Expenses and
          Other Assets                                          38,594                (161,948)
       (Decrease) Increase in Income Taxes Payable            (236,861)                212,478
       Gain on Real Estate Sales                              (230,821)                  --
                                                          ---------------          --------------
Net Cash Provided by Operating Activities                    1,106,127               1,193,825
                                                          ---------------          --------------

CASH FLOW FROM INVESTING ACTIVITIES:
   (Increase) in Construction in Progress                   (1,471,518)               (483,811)
   Sale of Real Estate, Net                                    544,322                   --
   Additions to Equipment & Furniture                          (84,768)               (127,878)
   Additions to Leasehold Improvements                         (59,265)               (239,498)
                                                          ---------------          --------------
Net Cash Used in Investing Activities                       (1,071,229)               (851,187)
                                                          ---------------          --------------

CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                            (132,699)               (113,002)
   Proceeds from Long Term Borrowings                        5,400,000                   --
   Reduction in Short Term Borrowings                       (5,255,000)               (240,000)
   Purchase of Treasury Stock, Net                               --                     (7,085)
   Increase in Minority Interest                                 5,886                   9,895
                                                          ---------------          --------------
Net Cash Used In Financing Activities                           18,187                (350,192)
                                                          ---------------          --------------

NET INCREASE  (DECREASE) IN CASH                                53,085                  (7,554)

CASH, Beginning of Period                                        5,577                  23,225
                                                          ---------------          --------------
CASH, End of Period                                         $   58,662               $  15,671
                                                          ===============          ==============

 The accompanying notes are an integral part of these statements.

                   TOWER PROPERTIES COMPANY AND SUBSIDIARIES
                FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by the Company and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company`s latest annual report on Form 10-K as of and for the year ended December 31, 1995.
      The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay and Jackson County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consist of office buildings, apartment complexes, a warehouse/office facility and automobile parking lots and garages.

2. Tenant leasehold improvements are being amortized over the lives of the related leases using the straight-line method.

3. Interest paid during the first three months of 1996 and 1995 for long-term mortgages amounted to $410,634 and $369,558, respectively. Income taxes paid during the first three months of 1996 and 1995 amounted to $524,089 and $26,324, respectively.

4. Certain prior quarter amounts have been reclassified to conform to the 1996 presentation.

5. Under SFAS No. 115, the investment in Commerce common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $1,279,982 net of tax effects of $447,994 is reflected as a separate component of equity. The decrease in the net unrealized holding gain for the three months from December 31, 1995 to March 31, 1996 was $140,331, net of deferred taxes.

6.  REAL ESTATE HELD FOR SALE:
      Revenue is recorded on the sale of real estate when title passes to the buyer. All land sales are to builders for cash or short-term notes receivable. The Company`s real estate held for sale is recorded at cost which does not exceed its estimated realizable value.

7.  ACQUISITIONS:
      On June 30, 1995, the Company purchased a warehouse/office facility for $2,600,000. The warehouse/office facility is a 93,900 square foot, single tenant commercial warehouse and office facility located in Overland Park, Kansas. The Company used the line of credit with Commerce Bank of Kansas City to acquire the property. In November, 1995, a $1,950,000 twenty-year term mortgage loan was secured for this property with State Farm Insurance at a fixed rate of 8%. The proceeds of this loan were used to reduce the line of credit with Commerce Bank, N.A.
      On December 15, 1995, the Company acquired the 6601 College Boulevard commercial office building for $7,700,000. The 6601 College Boulevard is a six-story, 101,200 square foot commercial office building located in Overland Park, Kansas. The Company used the line of credit with Commerce Bank of Kansas City to make this purchase. In March, 1996, a $5,400,000 twenty-year term mortgage loan was secured for this property with Nationwide Life Insurance Company at a fixed rate of 7.40%. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A.


8.  CONTINGENCIES:
      Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company.
      The Company is in the process of demolishing the North section of the Rodeway Hotel and constructing a temporary 100 stall surface parking lot.
This site is included in the Redevelopment District established by the Company and approved by the City of Kansas City, Missouri. The site is planned for a commercial office building by the year 2005. The estimated cost for the removal of asbestos, demolition, paving and landscaping of the lot will be approximately $525,000.

                  MANAGEMENT`S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company`s principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the three months ended March 31, 1996. On June 30, 1995, the Company acquired a warehouse/office facility located in Overland Park, Kansas, for $2,600,000. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. In November, 1995, a $1,950,000 twenty-year term mortgage loan was secured for this property with State Farm Insurance. The proceeds from this loan were used to reduce the line of credit
with Commerce Bank, N.A.   On December 15, 1995, the Company acquired the 6601
College Boulevard commercial office building, located in Overland Park, Kansas, for $7,700,000. The Company used $7,700,000 of the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1996, a $5,400,000 twenty-year term mortgage loan was secured with Nationwide Life Insurance Company at a fixed rate of 7.40%. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A.


                    THREE MONTHS ENDED MARCH 31, 1996
          COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995

RESULT OF OPERATIONS:
      Increased occupancy in the Commerce Tower building, increased revenue from parking operations and the acquisition of the 9200 Cody warehouse/office facility on June 30, 1995 and the December 15, 1995 acquisition of the 6601 College Boulevard office building are primarily responsible for the increase in rental income of $389,287. Parking revenue increased 11% and apartments rentals increased 7%. The acquisition of 9200 Cody warehouse/office facility and the 6601 College Boulevard commercial office building with combined income of $268,371 was responsible for 69% of the total increase. The sale of twenty-nine acres of undeveloped land located in the New Mark Division during the first quarter of 1996 accounts for the increase in real estate sales and cost of real estate sold.
      The increase of $27,048 in maintenance and repairs primarily due to additional engineering expense due to the cold weather in January and February, 1996 and the snow removal expense related to the bad weather at all locations. The increase in depreciation and interest expense is a direct result of the acquisition of the 9200 Cody warehouse/office facility and the 6601 College Boulevard commercial office building. The increase in utilities is primarily due to severe weather conditions in the first two months of 1996.

      The increase in amortization of leasehold improvements is primarily due to the large expenditures for tenant improvements for both the Commerce Tower and Barkley Place office buildings being amortized over the life of the respective leases. The decrease in insurance expense is due to a reduction in premium for the 1994/1995 and the 1995/1996 workers compensation coverage received in 1996.

ENVIRONMENTAL ISSUES:
      Due to governmental regulations regarding asbestos and uncertainty surrounding the advantages and disadvantages of asbestos removal, Tower Properties Company will continue to monitor the status of asbestos in its buildings and will take appropriate action when required.
      The cost to remove all asbestos from properties owned by Tower Properties Company has not been determined; however, these removal costs could have a significant adverse impact on the future operations and liquidity of Tower Properties Company.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER PROPERTIES COMPANY




/s/ Benjamin F. Bryan
- ---------------------
Benjamin F. Bryan
Executive Vice President




/s/ Chester A. Wittwer, Jr.
- --------------------------
Chester A. Wittwer, Jr.
Vice President



Date:  May 15, 1996