Form 10-Q
period 1996-06-30
TOWER PROPERTIES CO
filed 1996-08-13
CIK 98827

                                   FORM-10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITY EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1996
                        -------------------------------

                        Commission File Number 0-18261
                           TOWER PROPERTIES COMPANY
                           ------------------------
            (Exact name of registrant as specified in its charter)



            Missouri                                  (43-1529759)
- ------------------------------------       ----------------------------------
     (State of  incorporation)                     (IRS tax  number)

  Suite 102,  911 Main Street,      Kansas City, Missouri          64105
- ------------------------------------------------------------------------------
(Address of principal executive offices)                          Zip Code

                                   (816) 421-8255
               ---------------------------------------------------
               (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 1 (d) of the Securities Exchange Act
of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
  Yes   X                         .        No
- -----------------------------------        -----------------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                        170,999 shares of common stock
                        ------------------------------
                  $1.00 par value per share, at July 15, 1996

                               TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                                        JUNE 30, 1996 AND DECEMBER 31, 1995

                                                             (UNAUDITED)
                        ASSETS                                  1996                 1995
                                                           --------------       --------------
 Cash                                                       $    18,026          $     5,577
 Short Term Investments                                          60,000               60,000
 Related Party Investment, At Market                          2,104,967            2,359,413
 Accounts Receivable                                            846,857              988,565
 Notes Receivable                                                55,277               69,678
 Tenant Leasehold Improvements, Net                           4,381,531            4,555,924
 Construction in Progress                                     1,439,310            3,016,024
 Prepaid Expenses and Other Assets                              247,821              346,478
 Rental Income Property, At Cost                             66,629,264           62,521,254
 Less:  Accumulated Depreciation                            (22,162,178)         (21,492,176)
                                                           --------------       --------------
       Net Rental Income Property                            44,467,086           41,029,078
 Real Estate Held for Sale                                      837,140            1,147,859
 Equipment and Furniture, at Cost                             6,782,784            6,572,718
 Less:  Accumulated Depreciation                             (3,964,677)          (3,647,253)
                                                           --------------       --------------
       Net Equipment and Furniture                            2,818,107            2,925,465
                                                           --------------       --------------
 Total Assets                                               $57,276,122          $56,504,061
                                                           ==============       ==============

            LIABILITIES AND STOCKHOLDERS'
                  INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities                   $ 1,525,038          $   919,297
   Related Party Loan                                         5,786,859           13,856,859
   Income Taxes Payable                                           8,861              436,086
   Deferred Income Taxes                                      1,141,731            1,230,788
   Mortgage Notes Payable                                    27,288,831           19,300,872
                                                           --------------       --------------
 Total Liabilities                                           35,751,320           35,743,902
 Minority Interest                                              128,163              124,900
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                          --                    --
 Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        178,430 Shares, Unchanged                               178,430              178,430
   Paid-In Capital                                           17,355,872           17,355,872
   Retained Earnings                                          3,541,745            2,613,712
   Unrealized Holding Gain for Securities                       806,929              972,319
                                                           --------------       --------------
                                                             21,882,976           21,120,333
   Less Treasury Stock, At Cost (7,431 and
       7,416 shares in 1996 and 1995, respectively)            (486,337)            (485,074)
                                                           --------------       --------------
     Total Stockholders' Investment                          21,396,639           20,635,259
                                                           --------------       --------------
 Total Liabilities and Stockholders' Investment             $57,276,122          $56,504,061
                                                           ==============       ==============

 The accompanying notes are an integral part of these consolidated balance sheets.

                                   TOWER PROPERTIES COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                          (UNAUDITED)

                                                             June, 1996           June, 1995
                                                           ---------------      --------------
REVENUES:
  Rent                                                       $6,826,764           $5,770,599
  Rent, Related Party                                           339,152              285,281
  Management and Service Fees                                    32,319               73,495
  Management and Services Fees, Related Party                   175,432              161,455
  Real Estate Sales                                             580,000                 --
  Interest and Other Income                                      40,245               40,481
  Other Income, Related Party                                    66,674               61,603
                                                           ---------------      --------------
Total Revenues                                                8,060,586            6,392,914
                                                           ---------------      --------------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                     350,914                 --
  Salaries and Employee Benefits                                825,246              781,840
  Depreciation                                                  987,426              768,878
  Maintenance and Repairs                                     1,103,778            1,082,782
  Taxes Other than Income                                       578,470              547,994
  Utilities                                                     522,408              344,792
  Interest                                                      947,142              729,651
  Interest, Related Party                                       322,436              137,768
  Amortization of Leasehold Improvements                        615,900              390,899
  Leasing and Advertising                                        47,270               45,816
  Professional Fees                                              55,861               46,966
  Insurance                                                      86,042              113,162
  Other                                                         184,833              149,575
                                                           ---------------      --------------
Total Costs and Expenses                                      6,627,726            5,140,123

Income Before Minority Interest and
  Provision for Income Taxes                                  1,432,860            1,252,791
Minority Interest In Income of Subsidiary                        (3,263)             (16,973)
                                                           ---------------      --------------


Income Before Provision for Income Taxes                      1,429,597            1,235,818

PROVISION FOR INCOME TAXES:
  Currently Payable                                             501,564              438,533
                                                           ---------------      --------------

NET INCOME                                                   $  928,033           $  797,285
                                                           ===============      ==============

Earnings Per Share                                           $     5.43           $     4.67
                                                           ===============      ==============

Weighted Average Common Shares Outstanding                      171,011              170,855
                                                           ===============      ==============

The accompanying notes are an integral part of these consolidated statements.

                                        TOWER PROPERTIES COMPANY
                              CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        FOR THE SIX MONTHS ENDING JUNE 30, 1996 AND JUNE 30, 1995
                                             (UNAUDITED)


                                                             June, 1996          June, 1995
                                                         ----------------     ----------------
 Retained Earnings, Beginning
   of Period                                               $  2,613,712         $  1,103,532

 Net Income                                                     928,033              797,285
                                                         ----------------     ----------------

 Retained Earnings, End of Period                          $  3,541,745         $  1,900,817
                                                         ================     ================

 The accompanying notes are an integral part of these consolidated statements.

                                      TOWER PROPERTIES COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995
                                            (UNAUDITED)

                                                              June, 1996           June, 1995
                                                           ---------------      ---------------
REVENUES:
  Rent                                                       $3,600,658           $2,920,116
  Rent, Related Party                                           181,971              141,764
  Management and Service Fees                                     3,108               28,073
  Management and Services Fees, Related Party                    95,817               85,791
  Interest and Other Income                                      25,379               23,722
  Other Income, Related Party                                    27,497               24,734
                                                           ---------------      ---------------
Total Revenues                                                3,934,430            3,224,200
                                                           ---------------      ---------------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                       1,735                  --
  Salaries and Employee Benefits                                431,488              387,640
  Depreciation                                                  498,269              371,505
  Maintenance and Repairs                                       642,028              648,080
  Taxes Other than Income                                       305,333              273,997
  Utilities                                                     278,076              151,561
  Interest                                                      536,508              360,093
  Interest, Related Party                                       110,827               68,491
  Amortization of Leasehold Improvements                        307,950              207,899
  Leasing and Advertising                                        25,701               27,586
  Professional Fees                                              32,750               23,566
  Insurance                                                      55,104               58,425
  Other                                                          96,775               73,853
                                                           ---------------      ---------------
Total Costs and Expenses                                      3,322,544            2,652,696

Income Before Minority Interest and
  Provision for Income Taxes                                    611,886              571,504
Minority Interest In Income of Subsidiary                         2,623               (7,078)
                                                           ---------------      ---------------


Income Before Provision for Income Taxes                        614,509              564,426

PROVISION FOR INCOME TAXES:
  Currently Payable                                             214,336              199,730
                                                           ---------------      ---------------

NET INCOME                                                   $  400,173           $  364,696
                                                           ===============      ===============

Earnings Per Share                                           $     2.34           $     2.14
                                                           ===============      ===============

Weighted Average Common Shares Outstanding                      171,008              170,750
                                                           ===============      ===============

The accompanying notes are an integral part of these consolidated statements.

                         TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
                            FOR THE SIX MONTHS ENDING JUNE 30, 1996 AND JUNE 30, 1995
                                                (UNAUDITED)

                                                                           1996                           1995
                                                                    ----------------               -----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $   928,033                     $   797,285
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                                       987,426                         768,878
       Amortization of Leasehold Improvements                             615,900                         390,899
       Decrease (Increase) in Accounts Receivables                        141,708                         (20,964)
       Decrease in Notes Receivables                                       14,401                          85,330
       Increase in Accounts Payable and
          Other Liabilities                                               605,741                         194,227
       Decrease (Increase) in Prepaid Expenses and
          Other Assets                                                     98,657                        (487,733)
       (Decrease) Increase in Income Taxes Payable                       (427,225)                        225,709
       Gain on Real Estate Sales                                         (229,086)                           --
                                                                    ----------------               -----------------
 Net Cash Provided by Operating Activities                              2,735,555                       1,953,631
                                                                    ----------------               -----------------

 CASH FLOW FROM INVESTING ACTIVITIES:
   Increase in Construction of Hillsborough Phase II Apartments        (4,080,000)                           --
   Acquisition of Warehouse                                                 --                         (2,600,000)
   Decrease in Construction in Progress                                 1,576,713                            --
   Additions to Rental Property                                           (28,010)                         (4,434)
   Sale of Real Estate, Net                                               542,587                            --
   Additions to Real Estate Held for Sale, Net                             (2,782)                         (8,732)
   Additions to Equipment & Furniture                                    (210,066)                       (248,621)
   Additions to Leasehold Improvements                                   (441,507)                       (915,978)
                                                                    ----------------               -----------------
 Net Cash Used in Investing Activities                                 (2,643,065)                     (3,777,765)
                                                                    ----------------               -----------------

 CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                       (312,041)                       (228,352)
   Proceeds from Long Term Borrowings                                   8,300,000                             --
   (Decrease) Increase in Short Term Borrowings                        (8,070,000)                      2,168,429
   Purchase of Treasury Stock, Net                                        (11,238)                        (14,170)
   Treasury Stock Issued to Directors                                       9,975
   Increase (Decrease) in Minority Interest                                 3,263                         (99,089)
                                                                    ----------------               -----------------
 Net Cash Used In Financing Activities                                    (80,041)                      1,826,818
                                                                    ----------------               -----------------

 NET INCREASE IN CASH                                                      12,449                           2,684

 CASH, Beginning of Period                                                  5,577                          23,225
                                                                    ----------------               -----------------
 CASH, End of Period                                                  $    18,026                     $    25,909
                                                                    ================               =================


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

3. Interest paid during the first six months of 1996 and 1995 for long-term mortgages amounted to $947,142 and $729,651, respectively. Income taxes paid during the first six months of 1996 and 1995 amounted to $928,789 and $212,824, respectively.

4. Certain prior quarter amounts have been reclassified to conform to the 1996 presentation.

5. Under SFAS No. 115, the investment in Commerce Bancshares common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $1,241,429 net of tax effects of $434,500 is reflected as a separate component of equity. The decrease in the net unrealized holding gain for the six months from December 31, 1995 to June 30, 1996 was $165,390 and $25,059 for the three months from March 31, 1996 to June 30, 1996.

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


8.  CONTINGENCIES:
      Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company.
      The Company is in the process of demolishing the North section of the Rodeway Hotel and constructing a temporary 100 stall surface parking lot. This site is included in the Redevelopment District established by the Company and approved by the City of Kansas City, Missouri. The site is planned for a commercial office building by the year 2005. The estimated cost for the removal of asbestos, demolition, paving and landscaping of the lot will be approximately $525,000, with year to date costs at $350,000.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the six months ended June 30, 1996. On June 30, 1995, the Company acquired a warehouse/office facility located in Overland Park, Kansas, for $2,600,000. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. In November, 1995, a $1,950,000 twenty-year term mortgage loan was secured for this property with State Farm Insurance. The proceeds from this loan were used to reduce the
line of credit with Commerce Bank, N.A.   On December 15, 1995, the Company
acquired the 6601 College Boulevard commercial office building, located in Overland Park, Kansas, for $7,700,000. The Company used $7,700,000 of the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1996, a $5,400,000 twenty-year term mortgage loan was secured with Nationwide Life Insurance Company at a fixed rate of 7.40%. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A.


                      SIX MONTHS ENDED JUNE 30, 1996
             COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1995

RESULT OF OPERATIONS:
      Increased occupancy in the Commerce Tower and Barkley Place office buildings, the change at the 811 Main building from a single tenant with a triple net lease to a multi-tenant, full service building effective April 1, 1996, the completion of Phase II of the Hillsborough apartment complex, increased revenue from parking operations, the acquisition of the 9200 Cody warehouse/office facility on June 30, 1995 and the December 15, 1995 acquisition of the 6601 College Boulevard office building are primarily responsible for the increase in rental income of $1,110,036. Parking revenue increased 7% and apartments rentals increased 8%. The acquisition of 9200 Cody warehouse/office facility and the 6601 College Boulevard commercial office building with combined income of $536,743 was responsible for 48% of the total increase. The increase in rental income at the 811 Main building was responsible for 30% of the total increase. The sale of twenty-nine acres of undeveloped land located in the New Mark Division during the first quarter of 1996 accounts for the increase in real estate sales and cost of real estate sold.

      The increase of $20,996 in maintenance and repairs is primarily due to additional expense incurred due to the extremely cold weather in January and February, 1996. The increase in depreciation and interest expense is a direct result of the acquisition of the 9200 Cody warehouse/office facility and the 6601 College Boulevard commercial office building and the completion of Phase II of the Hillsborough apartment complex. The increase in utilities is primarily due to severe weather conditions in the first two months of 1996, changing 811 Main to a multi-tenant building, and the completion of Phase II of the Hillsborough apartment complex.
      The increase in amortization of leasehold improvements is primarily due to the large expenditures for tenant improvements for both the Commerce Tower and Barkley Place office buildings being amortized over the life of the respective leases. The decrease in insurance expense is primarily due to an audit of workers compensation coverage, received in 1996.


                    THREE MONTHS ENDED JUNE 30, 1996
            COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1995

RESULT OF OPERATIONS:
      The change at the 811 Main building from a single tenant with a triple net lease to a multi-tenant, full service building effective April 1, 1996, the completion of Phase II of the Hillsborough apartment complex, increased revenue from parking operations, the acquisition of the 9200 Cody warehouse/office facility on June 30, 1995 and the December 15, 1995 acquisition of the 6601 College Boulevard office building are primarily responsible for the increase in rental income of $720,749. The acquisition of 9200 Cody warehouse/office facility and the 6601 College Boulevard commercial office building with combined second quarter income of $268,371 was responsible for 37% of the total increase. The increase in rental income at the 811 Main Building was responsible for 42% of the total increase.
      The increase in depreciation and interest expense is a direct result of the acquisition of the 9200 Cody warehouse/office facility and the 6601 College Boulevard commercial office building and the completion of Phase II of the Hillsborough apartment complex. The increase in utilities and taxes other than real estate is primarily due to changing 811 Main to a multi-tenant building effective April 1, 1996 and the completion of Phase II of the Hillsborough apartment complex.
      The increase in amortization of leasehold improvements is primarily due to the large expenditures for tenant improvements for both the Commerce Tower and Barkley Place office buildings being amortized over the life of the respective leases.


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



Date:  August 15, 1996