Form 10-Q
period 1996-09-30
TOWER PROPERTIES CO
filed 1996-11-13
CIK 98827

                                    FORM-10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                          SECURITY EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996
                      ------------------------------------


                          Commission File Number 0-18261
                             TOWER PROPERTIES COMPANY
                             ------------------------
              (Exact name of registrant as specified in its charter)



         Missouri                                              (43-1529759)
 ------------------------                                    ----------------
 (State of incorporation)                                    (IRS tax number)

Suite 100, 911 Main Street,                Kansas City, Missouri       64105
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
  Yes   X                    .  No                     .
------------------------------  ------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                      170,989 shares of common stock
                      ------------------------------
            $1.00 par value per share, at October 15, 1996

                          TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                                SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                           (UNAUDITED)
                                                                               1996                1995
                                                                           -----------          -----------
                 ASSETS
 Cash                                                                      $    33,266          $     5,577
 Short Term Investment                                                          60,000               60,000
 Related Party Investment, At Market                                         2,405,676            2,359,413
 Accounts Receivable                                                           866,624              988,565
 Notes Receivable                                                               92,043               69,678
 Tenant Leasehold Improvements, Net                                          4,273,705            4,555,924
 Construction in Progress                                                    1,626,628            3,016,024
 Prepaid Expenses and Other Assets                                             466,649              346,478
 Rental Income Property, At Cost                                            66,675,448           62,521,254
 Less:  Accumulated Depreciation                                           (22,500,771)         (21,492,176)
                                                                           -----------          -----------
       Net Rental Income Property                                           44,174,677           41,029,078
 Real Estate Held for Sale                                                     837,140            1,147,859
 Equipment and Furniture, at Cost                                            6,928,735            6,572,718
 Less:  Accumulated Depreciation                                            (4,126,628)          (3,647,253)
                                                                           -----------          -----------
       Net Equipment and Furniture                                           2,802,107            2,925,465
                                                                           -----------          -----------
 Total Assets                                                              $57,638,515          $56,504,061
                                                                           ===========          ===========
              LIABILITIES AND STOCKHOLDERS'
                      INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities                                  $ 1,783,196          $   919,297
   Related Party Loan                                                        5,361,859           13,856,859
   Income Taxes Payable                                                              -              436,086
   Deferred Income Taxes                                                     1,246,979            1,230,788
   Mortgage Notes Payable                                                   27,098,866           19,300,872
                                                                           -----------          -----------
 Total Liabilities                                                          35,490,900           35,743,902
 Minority Interest                                                             133,835              124,900
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                             -                    -
 Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        178,430 Shares, Unchanged                                              178,430              178,430
   Paid-In Capital                                                          17,355,872           17,355,872
   Retained Earnings                                                         3,964,300            2,613,712
   Unrealized Holding Gain for Securities                                    1,002,390              972,319
                                                                           -----------          -----------
                                                                            22,500,992           21,120,333
   Less Treasury Stock, At Cost (7,441 and
       7,416 shares in 1996 and 1995, respectively)                           (487,212)            (485,074)
                                                                           -----------          -----------
     Total Stockholders' Investment                                         22,013,780           20,635,259
                                                                           -----------          -----------
 Total Liabilities and Stockholders' Investment                            $57,638,515          $56,504,061
                                                                           ===========          ===========

 The accompanying notes are an integral part of these consolidated balance sheets.


                                       TOWER PROPERTIES COMPANY
                                  CONSOLIDATED STATEMENTS OF INCOME
                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                            (UNAUDITED)

                                                                         1996                    1995
                                                                     -----------              ----------
REVENUES:
  Rent                                                               $10,622,879              $8,781,773
  Rent, Related Party                                                    518,117                 425,865
  Management and Service Fees                                             30,166                 121,071
  Management and Services Fees, Related Party                            268,865                 240,820
  Real Estate Sales                                                      580,000                       -
  Interest and Other Income                                               92,450                  59,125
  Other Income, Related Party                                             85,278                  80,245
                                                                     -----------              ----------
Total Revenues                                                        12,197,755               9,708,899
                                                                     -----------              ----------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                              351,199                       -
  Salaries and Employee Benefits                                       1,240,187               1,171,910
  Depreciation                                                         1,489,161               1,171,683
  Maintenance and Repairs                                              1,826,200               1,580,880
  Taxes Other than Income                                                880,891                 821,991
  Utilities                                                              916,577                 618,627
  Interest                                                             1,493,963               1,129,340
  Interest, Related Party                                                415,724                 225,783
  Amortization of Leasehold Improvements                                 926,363                 637,526
  Leasing and Advertising                                                 65,035                  67,816
  Professional Fees                                                       87,842                  73,644
  Insurance                                                              138,864                 167,451
  Other                                                                  273,947                 215,582
                                                                     -----------              ----------
Total Costs and Expenses                                              10,105,953               7,882,233

Income Before Minority Interest and
  Provision for Income Taxes                                           2,091,802               1,826,666
Minority Interest In Income of Subsidiary                                 (8,935)                (22,278)
                                                                     -----------              ----------

Income Before Provision for Income Taxes                               2,082,867               1,804,388

PROVISION FOR INCOME TAXES:
  Currently Payable                                                      732,279                 639,360
                                                                     -----------              ----------

NET INCOME                                                           $ 1,350,588              $1,165,028
                                                                     ===========              ==========

Earnings Per Share                                                   $      7.87              $     6.82
                                                                     ===========              ==========

Weighted Average Common Shares Outstanding                               171,632                 170,863
                                                                     ===========              ==========

The accompanying notes are an integral part of these consolidated statements.

                                      TOWER PROPERTIES COMPANY
                            CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                       FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1996 AND 1995
                                             (UNAUDITED)

                                                                               1996                1995
                                                                           -----------          -----------
 Retained Earnings, Beginning
   of Period                                                               $ 2,613,712          $ 1,103,532

 Net Income                                                                  1,350,588            1,165,028
                                                                           -----------          -----------

 Retained Earnings, End of Period                                          $ 3,964,300          $ 2,268,560
                                                                           ===========          ===========

 The accompanying notes are an integral part of these consolidated statements.

                                         TOWER PROPERTIES COMPANY
                                     CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                                (UNAUDITED)

                                                                               1996                1995
                                                                           -----------          -----------
REVENUES:
  Rent                                                                     $ 3,796,115          $ 3,011,174
  Rent, Related Party                                                          178,965              140,584
  Management and Service Fees                                                   (2,153)              47,576
  Management and Services Fees, Related Party                                   93,433               79,365
  Interest and Other Income                                                     52,205               18,644
  Other Income, Related Party                                                   18,604               18,642
                                                                           -----------          -----------
Total Revenues                                                               4,137,169            3,315,985
                                                                           -----------          -----------

COSTS & EXPENSES:
  Salaries and Employee Benefits                                               414,941              390,070
  Depreciation                                                                 501,735              402,805
  Maintenance and Repairs                                                      722,422              498,098
  Taxes Other than Income                                                      302,421              273,997
  Utilities                                                                    394,169              273,835
  Interest                                                                     546,821              399,689
  Interest, Related Party                                                       93,288               88,015
  Amortization of Leasehold Improvements                                       310,463              246,627
  Leasing and Advertising                                                       17,765               22,000
  Professional Fees                                                             31,981               26,678
  Insurance                                                                     52,822               54,289
  Other                                                                         89,399               66,007
                                                                           -----------          -----------
Total Costs and Expenses                                                     3,478,227            2,742,110

Income Before Minority Interest and
  Provision for Income Taxes                                                   658,942              573,875
Minority Interest In Income of Subsidiary                                       (5,672)              (5,305)
                                                                           -----------          -----------

Income Before Provision for Income Taxes                                       653,270              568,570

PROVISION FOR INCOME TAXES:
  Currently Payable                                                            230,715              200,827
                                                                           -----------          -----------

NET INCOME                                                                 $   422,555          $   367,743
                                                                           ===========          ===========

Earnings Per Share                                                         $      2.47          $      2.15
                                                                           ===========          ===========

Weighted Average Common Shares Outstanding                                     170,995              170,879
                                                                           ===========          ===========

The accompanying notes are an integral part of these consolidated statements.

                    TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
                         FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1996 AND 1995
                                               (UNAUDITED)

                                                                               1996                1995
                                                                           -----------          -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                              $ 1,350,588          $ 1,165,028
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                                          1,489,161            1,171,683
       Amortization of Leasehold Improvements                                  926,363              637,526
       Decrease (Increase) in Accounts Receivables                             121,941              (27,589)
       (Increase) Decrease in Notes Receivables                                (22,365)              96,878
       Increase in Accounts Payable and
          Other Liabilities                                                    863,899              314,644
       Increase in Prepaid Expenses and
          Other Assets                                                        (120,171)          (1,624,282)
       (Decrease) Increase in Income Taxes Payable                            (436,086)             215,078
       Gain on Real Estate Sales                                              (228,801)               --
                                                                           -----------          -----------
 Net Cash Provided by Operating Activities                                   3,944,529            1,948,966
                                                                           -----------          -----------

 CASH FLOW FROM INVESTING ACTIVITIES:
   Increase in Construction of Hillsborough Phase II Apartments             (4,080,000)               --
   Acquisition of Warehouse                                                      --              (2,600,000)
   Decrease in Construction in Progress                                      1,389,396                --
   Additions to Rental Property                                                (74,194)              (5,210)
   Sale of Real Estate, Net                                                    542,302                --
   Additions to Real Estate Held for Sale, Net                                  (2,782)              (8,732)
   Additions to Equipment & Furniture, Net                                    (357,209)            (337,656)
   Additions to Leasehold Improvements                                        (644,144)          (1,054,401)
                                                                           -----------          -----------
 Net Cash Used in Investing Activities                                      (3,226,631)          (4,005,999)
                                                                           -----------          -----------

 CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                            (502,006)            (346,101)
   Proceeds from Long Term Borrowings                                        8,300,000                --
   (Decrease) Increase in Short Term Borrowings                             (8,495,000)           2,508,429
   Purchase of Treasury Stock, Net                                             (12,113)             (15,470)
   Treasury Stock Issued to Directors                                            9,975                9,945
   Increase (Decrease) in Minority Interest                                      8,935              (93,784)
                                                                           -----------          -----------
 Net Cash Used In Financing Activities                                        (690,209)           2,063,019
                                                                           -----------          -----------

 NET INCREASE IN CASH                                                           27,689                5,986

 CASH, Beginning of Period                                                       5,577               23,225
                                                                           -----------          -----------
 CASH, End of Period                                                       $    33,266          $    29,211
                                                                           ===========          ===========

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

3. Interest paid during the first nine months of 1996 and 1995 for long-term mortgages amounted to $1,493,963 and $1,129,340, respectively. Income taxes paid during the first nine months of 1996 and 1995 amounted to $1,233,704 and $343,706, respectively.

4. Certain prior quarter amounts have been reclassified to conform to the 1996 presentation.

5. Under SFAS No. 115, the investment in Commerce Bancshares common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $1,542,138 net of tax effects of $539,748 is reflected as a separate component of equity. The increase in the net unrealized holding gain for the nine months from December 31, 1995 to September 30, 1996 was $30,071 and $195,461 for the three months from June 30, 1996 to September 30, 1996.

6.  REAL ESTATE HELD FOR SALE:
      Revenue is recorded on the sale of real estate when title passes to the buyer. All land sales are to builders for cash. The Company's real estate held for sale is recorded at cost which does not exceed its estimated realizable value.

7.  ACQUISITIONS:
      On June 30, 1995, the Company purchased a warehouse/office facility for $2,600,000. The warehouse/office facility is a 93,900 square foot, single tenant commercial warehouse and office facility located in Overland Park, Kansas. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. In November, 1995, a $1,950,000 twenty-year term mortgage loan was secured for this property with State Farm Insurance at a fixed rate of 8%. The proceeds of this loan were used to reduce the line of credit with Commerce Bank, N.A.
      On December 15, 1995, the Company acquired the 6601 College Boulevard commercial office building for $7,700,000. The 6601 College Boulevard is a six-story, 101,200 square foot commercial office building located in Overland Park, Kansas. The Company used the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1996, a $5,400,000 twenty-year term mortgage loan was secured for this property with Nationwide Life Insurance Company at a fixed rate of 7.40%. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A.


8.  CONTINGENCIES:
      Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company.
      The Company is in the process of demolishing the North section of the Rodeway Hotel and constructing a temporary 100 stall surface parking lot. This site is included in the Redevelopment District established by the Company and approved by the City of Kansas City, Missouri. The site is planned for a commercial office building by the year 2005. The estimated cost for the removal of asbestos, demolition, paving and landscaping of the lot will be approximately $600,000, with year to date costs of $459,000.

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


                 NINE MONTHS ENDED SEPTEMBER 30, 1996
        COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1995

RESULT OF OPERATIONS:
      Increased occupancy in the Commerce Tower and Barkley Place office buildings, the change at the 811 Main building from a single tenant with a triple net lease to a multi-tenant, full service building effective April 1, 1996, the completion of Phase II of the Hillsborough apartment complex, increased revenue from parking operations, the acquisition of the 9200 Cody warehouse/office facility on June 30, 1995 and the December 15, 1995 acquisition of the 6601 College Boulevard office building are primarily responsible for the increase in rental income of $1,933,358. Parking revenue increased 8% and apartments rentals increased 10%. The acquisition of 9200 Cody warehouse/office facility and the 6601 College Boulevard commercial office building with combined income of $737,959 was responsible for 38% of the total increase. The increase in rental income at the 811
Main building was responsible for 34% of the total increase. The sale of twenty-nine acres of undeveloped land located in the New Mark Division during the first quarter of 1996 accounts for the increase in real estate sales and cost of real estate sold.
      The increase of $245,320 in maintenance and repairs is primarily due to changing 811 Main to a multi-tenant building effective April 1, 1996, offset by the repairs to the chillers and the cleaning and sealing of the exterior precast panels of the Commerce Tower building in 1995. The increase in depreciation and interest expense is a direct result of the acquisition of the 9200 Cody warehouse/office facility and the 6601 College Boulevard commercial office building and the completion of Phase II of the Hillsborough apartment complex. The increase in utilities is primarily due to severe weather conditions in the first two months of 1996, changing 811 Main to a multi-tenant building, and the completion of Phase II of the Hillsborough apartment complex.
      The increase in amortization of leasehold improvements is primarily due to the large expenditures for tenant improvements for both the Commerce Tower and Barkley Place office buildings being amortized over the life of the respective leases.


                   THREE MONTHS ENDED SEPTEMBER 30, 1996
          COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1995

RESULT OF OPERATIONS:
      The change at the 811 Main building from a single tenant with a triple net lease to a multi-tenant, full service building effective April 1, 1996, the completion of Phase II of the Hillsborough apartment complex, increased revenue from parking operations, the acquisition of the 9200 Cody warehouse/office facility on June 30, 1995 and the December 15, 1995 acquisition of the 6601 College Boulevard office building are primarily responsible for the increase in rental income of $823,322. The acquisition of 6601 College Boulevard commercial office building with income of $201,216 was responsible for 24% of the total increase. The increase in rental income at the 811 Main Building was responsible for 41% of the total increase.
      The increase in depreciation and interest expense is a direct result of the acquisition of the 6601 College Boulevard commercial office building and the completion of Phase II of the Hillsborough apartment complex. The increase in maintenance and repairs, utilities and taxes other than real estate is primarily due to changing 811 Main to a multi-tenant building effective April 1, 1996 and the completion of Phase II of the Hillsborough apartment complex.
      The increase in amortization of leasehold improvements is primarily due to the large expenditures for tenant improvements for both the Commerce Tower and Barkley Place office buildings being amortized over the life of the respective leases.

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



Date:  November 14, 1996