Form 10-K
period 1996-12-31
TOWER PROPERTIES CO
filed 1997-03-27
CIK 98827

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended   December 31, 1996   Commission file number  0-18261
                          ---------------------                        ---------

                            Tower Properties Company
--------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Missouri                                              43-1529759
------------------------------                               -------------------
STATE OR OTHER JURISDICTION OF                                  (IRS EMPLOYER
INCORPORATION OR ORGANIZATION                                IDENTIFICATION NO.)

      911 Main Street, Kansas City, Missouri                        64105
--------------------------------------------------           -------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                          (ZIP CODE)

Registrant's telephone number, including area code          (816) 421-8255
                                                     ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE ON
        TITLE OF EACH CLASS                         WHICH REGISTERED
        -------------------                     ------------------------

-----------------------------------       --------------------------------------

-----------------------------------       --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                           $1 Par Value Common Stock
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X     NO
                                                       -----      -----

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (Sec.229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

                        $16,064,130 at February 18, 1997
--------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                   $1 Par Value Common Stock - 170,895 Shares
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENT ARE INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)

Portions of Annual Report to Stockholders for the year ended Dec. 31, 1996,
--------------------------------------------------------------------------------
are incorporated by reference in Parts I, II and IV.  Portions of the Annual
--------------------------------------------------------------------------------
Proxy Statement are incorporated by reference into Part III.
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                            TOWER PROPERTIES COMPANY


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1996

                                    CROSS-REFERENCE SHEET
Part II
-------

Item 6 -    Selected Financial Data                   1996 Annual Report to Stockholders,
                                                      Page 21.

Item 7 -    Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations                 1996 Annual Report to Stockholders,
                                                      Pages 17 through 20.


Item 8 -    Financial Statements and
            Supplementary Data                        1996 Annual Report to Stockholders,
                                                      Pages 4 through 15 and Pages 22 and 23.

Part III
--------

Item 10 -   Directors and Executive
            Officers of the Registrant                Proxy Statement relating to Annual
                                                      Meeting of Stockholders to be held on
                                                      April 9, 1997, under the caption
                                                      "Election of Directors."

Item 11 -   Executive Compensation                    Proxy Statement relating to Annual
                                                      Meeting of Stockholders to be held on
                                                      April 9, 1997, under the captions
                                                      "Summary Compensation Table" and
                                                      "Compensation Plans."

Item 12 -   Security Ownership of Certain
            Beneficial Owners and
            Management                                Proxy Statement relating to Annual
                                                      Meeting of Stockholders to be held on
                                                      April 9, 1997, under the caption
                                                      "Security Ownership of Certain
                                                      Beneficial Owners and Management."

Item 13 -   Certain Relationships and
            Related Transactions                      Proxy Statement relating to Annual
                                                      Meeting of Stockholders to be held on
                                                      April 9, 1997, under the caption
                                                      "Transactions."

Part IV
-------

Item 14(a)(1) - Financial Statements                  1996 Annual Report to Stockholders,
                                                      Pages 4 through 15.

Item 14(a)(2) - Exhibits                              Registrant's 1996 Form 10-K (File
                                                      No. 0-18261) filed on March 31, 1997.

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

(c)   Narrative Description of Business:

Registrant is primarily engaged in the business of owning, developing, leasing and managing real property. Registrant owns and manages 1,133,000 rentable square feet of office and warehouse space located in the Kansas City metropolitan area.

Substantially all the improved real estate owned by Registrant consists of office buildings and a warehouse and a warehouse/office facility held for lease, automobile parking garages, apartments and land held for future sale. Registrant has not pursued a policy of acquiring real estate on a speculative basis, although some real estate owned by Registrant may be sold at a future time.

Registrant leasing operations provided rental income constituting approximately 93 percent of the 1996 revenues. Registrant competes with other building owners in the renting and leasing of office building space. Registrant employs approximately 42 persons on a full-time basis and approximately 3 persons on a part-time basis. The remaining 7 percent of 1996 revenues include management and service fees (4 percent), real estate sales (4 percent) and other income (1 percent).

Registrant leases rental space and provides services to Commerce Bancshares, Inc. The annual aggregate rental and service fees paid to Registrant by Commerce will vary depending upon the space occupied and services provided. For the years ended December 31, 1996, 1995 and 1994, Registrant received rent and fees of $1,151,525, $1,000,900 and $1,012,620, respectively, from
Commerce.

Item 2.  Properties.

(a)   The following real property is owned, in fee, by Registrant:

(1) The Commerce Tower, a 30-story office building located at 911 Main Street, Kansas City, Missouri, was opened for occupancy in January 1965. The Commerce Tower has net rentable space of approximately 425,000 square feet and is presently 97 percent occupied. The building, of modern architectural design, has six elevators serving the first 17 floors and an additional six express elevators serving the 17th through the 30th floors. Registrant considers the Commerce Tower to be in good condition.

(2) The Barkley Place, a 6-story 95,000 rentable square foot office building located in Overland Park, Kansas. The building was completed in 1988. The Company purchased the building on July 15, 1994. Registrant considers the building to be in good condition. The building is 100 percent occupied. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $3,804,686.

(3) 6601 College Boulevard, a 6-story 101,200 rentable square foot building, located in Overland Park, Kansas. The building was completed in 1979. The Company purchased the building on December 15, 1995. Registrant considers the building to be in good condition. The building is 100 percent leased under a triple net lease. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $5,308,925.

(4) 9221 Quivera, a 1-story 24,000 rentable square foot building and an adjacent 70,000 square foot vacant parcel of land, located in Overland Park, Kansas. The building was completed in 1968. The Company purchased the building on December 27, 1996. Registrant considers the building to be in good condition. The building is 100 percent leased under a triple net lease.

(5) A warehouse/office facility, located at 9200 Cody, Overland Park, Kansas. The building contains approximately 19,100 square feet of office space and 74,800 square feet of warehouse space. The building was constructed in 1973, with an addition in 1976. The Company purchased the facility on June 30, 1995. Registrant considers this facility to be in good condition. The building is 100 percent leased under a triple net lease. The warehouse/office facility is subject to a mortgage deed of trust securing a loan with a balance owing of $1,905,193.

(6) A warehouse, located at 9909 Lakeview, Lenexa, Kansas. The building contains approximately 115,000 square feet of warehouse space. The building was constructed in 1987. The Company purchased the facility on December 18, 1996. Registrant considers this facility to be in excellent condition. The building is 100 percent leased under a triple net lease

(7) A two-story office building, located at 908-10 Walnut Street, Kansas City, Missouri, is immediately adjacent to the Commerce Tower and contains approximately 7,500 square feet of net rentable space. This building is approximately 60 years old, and is unoccupied. The Company plans to demolish the building in the near future to accommodate a proposed car garage on the Southwest corner of 9th and Walnut.

(8) Two office buildings, located at 916 and 920 Walnut Street, Kansas City, Missouri, and contains approximately 48,750 square feet of net rentable space. These buildings are presently 25% occupied. The Company, under its Tax Redevelopment District, plans to demolish the buildings in the near future to accommodate a proposed garage on the Southwest corner of 9th and Walnut.

(9) A 19-building, 210-unit apartment complex, on a 17.4-acre tract, located at New Mark Drive and North Cherry in Kansas City North. Construction of the first phase was completed in mid-1971 and completion of the second phase in 1978. The Company is presently constructing an additional l40 units to be completed in 1997. The apartments are 94 percent occupied. Registrant considers the complex to be in good condition. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $2,302,175.

(10) A 24-building, 329-unit apartment complex, on a 30.3-acre tract, located at 5401 Fox Ridge Drive in Mission, Kansas. Construction of the complex was completed in 1985, with an addition of 7 buildings in 1996. The Company purchased the complex on December 31, 1992. Registrant considers the 24-building complex to be in good condition. The apartments are 94 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $9,865,726.

(11) A 7-building, 162-unit apartment complex, on an 8.7-acre tract located at 6800 Antioch in Merriam, Kansas. Construction of the complex was completed in 1987. The Company purchased the complex on September 30, 1993. Registrant considers the 7-building complex to be in good condition. The apartments are 97 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $3,718,353.

(12) One block of surface parking bounded generally by Sixth Street, Baltimore Street, Seventh Street and Wyandotte Street. This parking location contains approximately 206 parking stalls.

(13) A block of surface parking located generally at the corner of Eighth and Wyandotte Streets in Kansas City, Missouri, that contains approximately 200 parking stalls and a surface parking located located at 102 E. 8th in Kansas City, Missouri, that contains approximately 40 parking stalls.

(14) A tract of land located at the southwest corner of Ninth and Walnut. This tract contains approximately 12,000 square feet of land.

(15) A two-story facility located at the Northwest corner of Ninth and Walnut, immediately adjacent to the 811 Main building and garage. The parking facility contains approximately 80 parking spaces.

(b) New Mark, a division of Registrant, originally owned 1,207 acres located in Kansas City North immediately adjacent to and contiguous with the apartment complex owned by Registrant. The tract is owned in fee. Residential lots and land aggregating approximately 629 acres have been sold from the tract by the Company. An additional 116 acres have been dedicated to streets, and 103 acres are designated as an open greenbelt area.

(c) Downtown Redevelopment Corporation, an urban redevelopment corporation under the laws of the state of Missouri, of which Registrant owns approximately 98 percent of the outstanding capital stock, owns the following property located in downtown Kansas City, Missouri:

(1) The 811 Main building, which consists of an L-shaped, 12-story combination office building and parking garage, was completed in 1959. The first five floors are utilized primarily for parking, although approximately 27,000 square feet of ground floor and lower level space is available for use as commercial office space and storage. The office space extending from the 6th floor through the 12th floor encloses a gross area of approximately 252,000 square feet. The building became a full-service, multi-tenant building in April, 1996, and is presently 94 percent occupied. The condition of the property is considered good.

(2) 710 Main Garage Building, a, multi-deck, self-parking garage facility, contains approximately 737 parking spaces. The original portion was completed in 1959, with additions made in 1962. The condition of the property is considered good.

(3) A tract of ground approximately one-half block in width on the east side of Main Street between 6th and 8th Streets. The Company successfully pursued quiet title actions against the leaseholder, and as a result, now holds clear title to the leasehold improvements on this tract, Prom/Rodeway Inn and 711 Main Garage. These structures are functionally obsolete. The Company had remediated environmental problems in the buildings and plans to demolish them except for the 280 car parking garage at 711Main. The Company demolished the north Rodeway facility and has completed a 100 car surface parking lot to be occupied in February, 1997.

(4) An irregular tract of ground containing approximately 35,000 square feet , which was leased in part to a service station until December, 1996. Approximately 21,000 square feet is used for surface parking. The tract is owned in fee. The company plans to demolish the station in 1997 and use the entire area for surface parking.


Item 3.  Legal Proceedings.

Neither Registrant nor any of its subsidiaries are involved in any material pending litigation other than ordinary routine proceedings incidental to their business.

Item 4.  Submission of Matters to a Vote of Security Holders.

Registrant did not submit any matters to a vote of security holders during the fourth quarter of 1996.

Part II
-------

Item 5.     Market for Registrant's Common Stock and Related Security
            Holder Matters.

Registrant's stock is traded in the "over-the-counter" market and trading of such stock is limited. The schedule below depicts the bid and asked prices, as provided by an investment banking firm, in each quarter of 1996. The "over-the-counter" market quotations shown below reflect interdealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                      1996                    1995
                                -----------------       -----------------
  Quarter                       Bid         Asked       Bid         Asked
  -------                       ---         -----       ---         -----
  First                       $75.00         $ -      $65.00         $ -
  Second                       87.50           -       65.00           -
  Third                        87.50           -       65.00           -
  Fourth                       94.00           -       75.00           -

There are no present or future restrictions on the ability of Registrant to pay common stock dividends. No dividends were paid in 1996, 1995 and 1994. (Management has indicated it will not pay dividends in 1997.)

The table below shows the number of holders of record of each class of equity securities of Registrant as of February 18, 1997:

                                     Number of
         Title of Class           Security Holders
         --------------           ----------------
         Common stock,
         $1.00 par value                538

Item 6.  Selected Financial Data.

Reference is made to the caption "Selected Financial Data" on Page 21 of Registrant's 1996 Annual Report to Stockholders for a summary of certain financial data for the Registrant for each of its last five fiscal years. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information set forth therein is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 17 through 20 of Registrant's 1996 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data.

Reference is made to Pages 4 through 15 and Pages 22 and 23 of Registrant's 1996 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.


Part III
--------

Item 10.    Directors and Executive Officers of the Registrant.

Reference is made to the caption "Election of Directors" set forth on Page 2 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 9, 1997. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein relating to the names, ages, positions, terms of office, family relationships and business experience of Registrant's directors is incorporated herein by reference.

Item 11.    Executive Compensation.

Reference is made to the captions "Summary Compensation Table" and "Compensation Plans" set forth on Pages 7 through 9 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 9, 1997. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Reference is made to the caption "Security Ownership of Certain Beneficial Owners and Management" set forth on Page 4 of Registrant's Proxy Statement relating to

Annual Meeting of Stockholders to be held April 9, 1997. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions.

Reference is made to the caption "Transactions" in Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 9, 1997. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.


Part IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)      Financial Statements.  The following consolidated financial
            --------------------
            statements of the Registrant and its subsidiaries, together with the report of independent public accountants, contained in the Registrant's 1996 Annual Report to Stockholders are hereby incorporated herein:

            Report of Independent Public Accountants

            Consolidated Balance Sheets - December 31, 1996 and 1995

            Consolidated Statements of Income for the Years Ended December 31, 1996, 1995 and 1994

            Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994

            Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1996, 1995 and 1994

            Notes to Consolidated Financial Statements


            Schedule III

            All other schedules have been omitted because the required information is shown in the financial statements or notes thereto, because the amounts involved are not significant or because of the absence of the conditions under which they are required.

   (2)      Exhibits.
            --------

Item No.                 Description                               Location
--------    --------------------------------------    -----------------------------------
3(a)        Articles of Incorporation of
            Tower Acquisition Corp.                   Filed on March 30, 1990, as
                                                      Exhibit 3(a) to Registrant's 1989
                                                      Form 10-K (File No. 0-18261)

3(b)        Bylaws of Tower Acquisition
            Corp.                                     Filed on March 30, 1990, as
                                                      Exhibit 3(b) to Registrant's 1989
                                                      Form 10-K (File No. 0-18261)

3(c)        Certificate of Amendment and
            Amendment of Articles of
            Incorporation                             Filed on March 30, 1990, as
                                                      Exhibit 3(c) to Registrant's 1989
                                                      Form 10-K (File No. 0-18261)

4(a)        Conformed composite copy of
            Note Agreement and Deed of
            Trust dated September 21, 1972,
            with respect to $8,000,000,
            8 percent, due in monthly install-
            ments to October 2007                     Filed on March 30, 1990, as
                                                      Exhibit 4(a) to Registrant's 1989
                                                      Form 10-K (File No. 0-18261)

10          Hillsborough Apartment Complex
            acquisition agreement                     Filed on January 11, 1993, as
                                                      Exhibit A to Registrant's Form 8-K
                                                      (File No. 0-18261)

            Peppertree Apartment Complex
            acquisition agreement                     Filed on October 12, 1993, as
                                                      Exhibit A to Registrant's Form 8-K
                                                      (File No. 0-18261)

            Barkley Place Office Building
            acquisition agreement                     Filed on July 26, 1994, as
                                                      Exhibit A to Registrant's Form 8-K
                                                      (File No. 0-18261)

            6601 College Boulevard Office
            Building acquisition agreement            Filed on February 27, 1996, as
                                                      Exhibit A to Registrant's Form 8-K
                                                      (File No. 0-18261)


13          Tower Properties Company's
            annual report to its security holders
            for the 1996 fiscal year.  Such
            report is furnished for the informa-
            tion of the Commission and is not
            to be deemed as filed as a part of
            this report.                              Filed on March 05, 1997, as
                                                      Exhibit 13 to Registrant's 1996
                                                      Form 10-K (File No. 0-18261)
21          A list of Tower Properties
            Company subsidiaries                      See attached Exhibit 21


(b)   Reports on Form 8-K.  Registrant filed no required reports on
      -------------------
Form 8-K during the last quarter of 1996.

                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TOWER PROPERTIES COMPANY
                                          (Registrant)


DATE: March 31, 1997                BY: /s/ JAMES M. KEMPER, JR.
                                       ----------------------------------
                                             James M. Kemper, Jr.
                                            Chairman, President and
                                            Chief Executive Officer


DATE: March 31, 1997                BY: /s/ CHESTER A. WITTWER, JR.
                                       ----------------------------------
                                            Chester A. Wittwer, Jr.
                                          Vice President and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


DATE: March 31, 1997                BY: /s/ NEIL T. DOUTHAT
                                       ----------------------------------
                                                 Neil T. Douthat
                                                     Director


DATE: March 31, 1997                BY: /s/ BRIAN D. EVERIST
                                       ----------------------------------
                                                Brian D. Everist
                                                     Director


DATE: March 31, 1997                BY: /s/ JONATHAN M. KEMPER
                                       ----------------------------------
                                               Jonathan M. Kemper
                                                     Director


DATE: March 31, 1997                BY: /s/ BENJAMIN F. BRYAN
                                       ----------------------------------
                                          Benjamin F. Bryan
                                    Executive Vice President and Director