Form 10-Q
period 1997-03-31
TOWER PROPERTIES CO
filed 1997-05-13
CIK 98827

                                  FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITY EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997
                        --------------------------------

                         Commission File Number 0-18261
                            TOWER PROPERTIES COMPANY
                            ------------------------
               (Exact name of registrant as specified in its charter)



         Missouri                                 (43-1529759)
---------------------------                 -------------------------
(State of  incorporation)                       (IRS tax number)

  Suite 100,   911 Main Street,     Kansas City, Missouri    64105
---------------------------------------------------------------------
(Address of principal executive offices)                    Zip Code

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
  Yes   X                            No
----------------------------------   -----------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                       170,884 shares of common stock
                       ------------------------------
                $1.00 par value per share, at April 15, 1997

                     TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                             March 31, 1997 and December 31, 1996
                                                      (UNAUDITED)
             ASSETS                                      1997              1996
                                                    --------------    --------------
 Cash                                                $     26,908      $     52,772
 Short Term Investment                                     60,000            60,000
 Related Party Investment, At Market                    2,955,040         2,995,520
 Accounts Receivable                                      811,931           759,600
 Notes Receivable                                          67,099            77,409
 Tenant Leasehold Improvements, Net                     3,792,376         4,131,175
 Construction in Progress                               2,909,188         1,592,153
 Prepaid Expenses and Other Assets                        467,673           482,754
 Rental Income Property, At Cost                       72,022,220        72,059,597
 Less: Accumulated Depreciation                       (23,168,721)      (22,841,620)
                                                    --------------    --------------
   Net Rental Income Property                          48,853,499        49,217,977
 Real Estate Held for Sale                                753,748           753,748
 Equipment and Furniture, at Cost                       7,967,769         7,847,000
 Less: Accumulated Depreciation                        (4,550,661)       (4,345,863)
                                                    --------------    --------------
   Net Equipment and Furniture                          3,417,108         3,501,137
                                                    --------------    --------------
 Total Assets                                        $ 64,114,570      $ 63,624,245
                                                    ==============    ==============

       LIABILITIES AND STOCKHOLDERS'
               INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities            $  1,089,444      $    904,168
   Related Party Loan                                   8,229,546        12,121,859
   Income Taxes Payable                                   265,303            85,333
   Deferred Income Taxes                                  953,858           926,196
   Mortgage Notes Payable                              30,620,418        26,905,057
                                                    --------------    --------------
 Total Liabilities                                     41,158,569        40,942,613
 Minority Interest                                        143,482           137,404
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                        -                 -
 Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
       178,430 Shares, Unchanged                          178,430           178,430
 Paid-In Capital                                       17,355,872        17,355,872
 Retained Earnings                                      4,456,439         4,118,935
 Unrealized Holding Gain for Securities                 1,317,647         1,385,789
                                                    --------------    --------------
                                                       23,308,388        23,039,026
 Less Treasury Stock, At Cost (7,546 and
   7,535 shares in 1997 and 1996, respectively)          (495,869)         (494,798)
                                                    --------------    --------------
   Total Stockholders' Investment                      22,812,519        22,544,228
                                                    --------------    --------------
 Total Liabilities and Stockholders' Investment      $ 64,114,570      $ 63,624,245
                                                    ==============    ==============

 The accompanying notes are an integral part of these consolidated balance sheets.

                                             TOWER PROPERTIES COMPANY
                                        CONSOLIDATED STATEMENTS OF INCOME
                            FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996
                                                  (UNAUDITED)
                                                          1997              1996
                                                     -------------     -------------
REVENUES:
 Rent                                                 $ 3,907,318       $ 3,226,106
 Rent, Related Party                                      172,648           157,181
 Management and Service Fees                               23,232            29,211
 Management and Services Fees, Related Party               80,973            79,615
 Real Estate Sales                                              -           580,000
 Interest and Other Income                                 12,509            14,866
 Other Income, Related Party                               41,259            39,177
                                                     -------------     -------------
Total Revenues                                          4,237,939         4,126,156
                                                     -------------     -------------

COSTS & EXPENSES:
 Costs of Real Estate Sold                                      -           349,179
 Salaries and Employee Benefits                           433,690           393,758
 Depreciation                                             576,410           489,157
 Maintenance and Repairs                                  700,987           461,750
 Taxes Other than Income                                  325,539           273,137
 Utilities                                                329,118           244,332
 Interest                                                 575,653           410,634
 Interest, Related Party                                  158,203           211,609
 Amortization of Leasehold Improvements                   391,342           307,950
 Leasing and Advertising                                   26,075            21,569
 Professional Fees                                         31,678            23,111
 Insurance                                                 52,449            30,938
 Other                                                     95,243            88,058
                                                     -------------     -------------
Total Costs and Expenses                                3,696,387         3,305,182

Income Before Minority Interest and
 Provision for Income Taxes                               541,552           820,974
Minority Interest In Income of Subsidiary                  (6,078)           (5,886)
                                                     -------------     -------------


Income Before Provision for Income Taxes                  535,474           815,088

PROVISION FOR INCOME TAXES:
 Currently Payable                                        197,970           287,228
                                                     -------------     -------------

NET INCOME                                            $   337,504       $   527,860
                                                     =============     =============

Earnings Per Share                                    $      1.97       $      3.09
                                                     =============     =============

Weighted Average Common Shares Outstanding                170,892           171,014
                                                     =============     =============

The accompanying notes are an integral part of these consolidated statements.

                                         TOWER PROPERTIES COMPANY
                                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                        FOR THE THREE MONTHS ENDING MARCH 31, 1997 AND MARCH 31, 1996
                                                (UNAUDITED)
                                                          1997              1996
                                                     -------------     -------------
 Retained Earnings, Beginning
   of Period                                          $ 4,118,935       $ 2,613,712

 Net Income                                               337,504           527,860
                                                     -------------     -------------

 Retained Earnings, End of Period                     $ 4,456,439       $ 3,141,572
                                                     =============     =============

 The accompanying notes are an integral part of these consolidated statements.

               TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE THREE MONTHS ENDING MARCH 31, 1997 AND MARCH 31, 1996
                                      (UNAUDITED)
                                                           1997             1996
                                                      -------------    --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                          $  337,504       $   527,860
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation                                        576,410           489,157
      Amortization of Leasehold Improvements              391,342           307,950
      Gain on Real Estate Sales                                --          (230,821)
    Change in Assets and Liabilities, Net:
      Accounts Receivable                                 (52,331)           78,582
      Notes Receivable                                     10,310             7,026
      Accounts Payable and Other Liabilities              185,276           124,640
      Prepaid Expenses and Other Assets                    15,081            38,594
      Income Taxes Payable                                179,970          (236,861)
                                                      -------------    --------------
 Net Cash Provided by Operating Activities              1,643,562         1,106,127
                                                      -------------    --------------

 CASH FLOW FROM INVESTING ACTIVITIES:
   Increase in Construction in Progress                (1,317,035)       (1,471,518)
   Proceeds from Sale of Land                                  --           544,322
   Additions to Equipment & Furniture                    (120,769)          (84,768)
   Additions to Rental Income Property                     (7,134)               --
   Additions to Leasehold Improvements                    (52,543)          (59,265)
                                                      -------------    --------------
 Net Cash Used in Investing Activities                 (1,497,481)       (1,071,229)
                                                      -------------    --------------

 CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                       (204,639)         (132,699)
   Proceeds from Long Term Borrowings                   3,920,000         5,400,000
   Reduction in Short Term Borrowings, Net             (3,892,313)       (5,255,000)
   Purchase of Treasury Stock                              (1,071)               --
   Increase in Minority Interest                            6,078             5,886
                                                      -------------    --------------
 Net Cash (Used In) Provided by Financing Activities     (171,945)           18,187
                                                      -------------    --------------

 NET (DECREASE) INCREASE IN CASH                          (25,864)           53,085

 CASH, Beginning of Period                                 52,772             5,577
                                                      -------------    --------------
 CASH, End of Period                                   $   26,908       $    58,662
                                                      =============    ==============

 The accompanying notes are an integral part of these statements.

                  TOWER PROPERTIES COMPANY AND SUBSIDIARIES
               FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by the Company and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K as of and for the year ended December 31, 1996.
      The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay and Jackson County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consist of office buildings, apartment complexes, a warehouse and a warehouse/office facility and automobile parking lots and garages.

2. Tenant leasehold improvements are being amortized over the lives of the related leases using the straight-line method.

3. Interest paid during the first three months of 1997 and 1996 for long-term mortgages amounted to $575,653 and $410,634, respectively. Income taxes paid during the first three months of 1997 and 1996 amounted to $18,000 and $524,089, respectively.

4. Certain prior quarter amounts have been reclassified to conform to the 1997 presentation.

5. Under SFAS No. 115, the investment in Commerce common stock is classified as "available for sale", and is recorded at fair market value.
The unrealized gain of $2,091,503 net of tax effects of $773,856 is reflected as a separate component of equity. The decrease in the net unrealized holding gain for the three months from December 31, 1996 to March 31, 1997 was $68,142, net of deferred taxes.

6.  REAL ESTATE HELD FOR SALE:
      Revenue is recorded on the sale of real estate when title passes to the buyer. All land sales are to builders for cash or short-term notes receivable. The Company's real estate held for sale is recorded at cost which does not exceed its estimated realizable value.

7.  ACQUISITIONS:
      On October 11, 1996, the Company purchased the 916-920 Walnut commercial office buildings and the 102 East 8th Street parking lot assets for $700,000 and assumed liabilities of $5,867. 916 Walnut is a eight-story commercial office building and 920 Walnut is a two-story commercial office building located in Kansas City, Missouri. The Company used the line of credit with Commerce Bank, N.A. to acquire the property.
      On December 18, 1996, the Company purchased the 9909 Lakeview Avenue warehouse facility for $3,675,000. The property is a 115,000 square foot warehouse located in Lenexa, Kansas. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. In February, 1997, a $2,720,000 twenty-year term mortgage loan was secured for this property with Prudential Insurance of America at a fixed rate of 7.70%. The proceeds from this loan were used to reduce the line of credit.
      On December 27, 1996, the Company purchased the 9221 Quivera commercial office building and an additional 70,000 square foot vacant parcel of land for $1,750,000. 9221 Quivera is a one-story, 24,000 square foot commercial office building located in Overland Park, Kansas. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. In March, 1997, a $1,200,000 loan with a twenty-year amortization and a five-year balloon payment was secured for this property with Mark Twain Kansas City Bank, at a fixed rate of 7.95%. The proceeds of this loan were used to reduce the line of credit.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the three months ended March 31, 1997. On December 15, 1995, the Company acquired the 6601 College Boulevard commercial office building, located in Overland Park, Kansas, for $7,700,000. The Company used $7,700,000 of the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1996, a $5,400,000 twenty-year term mortgage loan was secured with Nationwide Life Insurance. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A. During 1996, the Company constructed an additional 68 units at the Hillsborough apartment complex. The Company used the line of credit with Commerce Bank, N.A. to fund the construction project. In April, 1996, a $2,900,000 twenty-year term mortgage loan was secured for this property with Penn Mutual. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A. On October 11, 1996, the Company acquired the 916-920 Walnut office buildings and the 120 E. 8th Street parking lot in Kansas City, Missouri for $700,000. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. On December 18, 1996, the Company acquired the 9909 Lakeview Avenue warehouse located in Lenexa, Kansas, for $3,675,000. The Company used the line of credit with Commerce Bank, N.A. to acquire this property. In February, 1997, a $2,720,000 twenty-year term mortgage loan was secured for this property from Prudential Insurance of America. The proceeds of this loan were used to reduce the line of credit. On December 27, 1996, the Company acquired the 9221 Quivera commercial office building and an adjoining 70,000 square foot vacant parcel of land, located in Overland Park, Kansas for $1,750,000. The Company used the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1997, a $1,200,000 loan with a twenty-year amortization and a five-year balloon payment was secured for this property with Mark Twain Kansas City Bank. The proceeds from this loan were used to reduce the line of credit.

                      THREE MONTHS ENDED MARCH 31, 1997
             COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1996

RESULT OF OPERATIONS:
      Increased occupancy in the Barkley Place office building, the change of the 811 Main building from a single to a multi-tenant building, the completion of the Phase II of the Hillsborough apartment complex, the acquisition of the Stanley Warehouse on December 18, 1996 and the December 27, 1996 acquisition of the 9221 Quivera office building, offset by the decrease in occupancy in the Commerce Tower are primarily responsible for the 21% increase in rental income of $696,679. Apartment rentals increased 15%. The acquisition of the Stanley Warehouse and the 9221 Quivera office building with combined income of $146,084 was responsible for 21% of the total increase. The increase in rental income at the 811 Main building was responsible for 50% of the total increase. The sale of twenty nine acres of undeveloped land located in the New Mark sub-division in 1996 accounts for the decrease in real estate sales and cost of real estate sold.
      The increase of $239,237 in maintenance and repairs is primarily due to changing the 811 Main building to a multi-tenant, full service building effective April 1, 1996 and the elevator and escalator repairs in the Commerce Tower in 1997. The increase in depreciation and interest expense is a direct result of the acquisition of the Stanley Warehouse, 9221 Quivera and the completion of the Phase II of Hillsborough apartment complex. The increase in utilities is primarily due to changing 811 Main to multi-tenant building.
      The increase in amortization of leasehold improvements is primarily due to the large expenditures for tenant improvements for the Commerce Tower, the 811 Main office building being amortized over the life of the respective leases and the write off of the unamortized tenant improvements for Utilicorp on the 18th and 22nd floor of the Commerce Tower.

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

TOWER PROPERTIES COMPANY




/s/ Benjamin F. Bryan
-----------------------------
Benjamin F. Bryan
Executive Vice President




/s/ Chester A. Wittwer, Jr.
-----------------------------
Chester A. Wittwer, Jr.
Vice President



Date:  May 15, 1997