Form 10-Q
period 1997-06-30
TOWER PROPERTIES CO
filed 1997-08-13
CIK 98827

                              FORM-10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITY EXCHANGE ACT OF 1934

                   For Quarter Ended June 30, 1997
                   -------------------------------

                    Commission File Number 0-18261
                       TOWER PROPERTIES COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)



         Missouri                                     (43-1529759)
-------------------------                           ----------------
(State of  incorporation)                           (IRS tax number)

  Suite 102,  911 Main Street,    Kansas City, Missouri     64105
--------------------------------------------------------------------
(Address of principal executive offices)                   Zip Code

                              (816) 421-8255
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 1 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
  Yes   X                   .    No                      .
      ----------------------         --------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                      170,962 shares of common stock
                      ------------------------------
               $1.00 par value per share, at July 15, 1997

      TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                  June 30, 1997 and December 31, 1996

                                                            (UNAUDITED)
                ASSETS                                         1997              1996
                                                           ------------      ------------
 Cash                                                      $      5,257      $     52,772
 Short Term Investments                                          60,000            60,000
 Related Party Investment, At Market                          2,930,752         2,995,520
 Accounts Receivable                                            969,916           759,600
 Notes Receivable                                                62,289            77,409
 Tenant Leasehold Improvements, Net                           3,832,087         4,131,175
 Construction in Progress                                     4,388,103         1,592,153
 Prepaid Expenses and Other Assets                              512,073           482,754
 Rental Income Property, At Cost                             72,051,664        72,059,597
 Less:  Accumulated Depreciation                            (23,553,764)      (22,841,620)
                                                           ------------      ------------
       Net Rental Income Property                            48,497,900        49,217,977
 Real Estate Held for Sale                                      771,746           753,748
 Equipment and Furniture, at Cost                             8,131,165         7,847,000
 Less:  Accumulated Depreciation                             (4,739,567)       (4,345,863)
                                                           ------------      ------------
       Net Equipment and Furniture                            3,391,598         3,501,137
                                                           ------------      ------------
 Total Assets                                              $ 65,421,721      $ 63,624,245
                                                           ============      ============

       LIABILITIES AND STOCKHOLDERS'
                INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities                  $  1,910,509      $    904,168
   Related Party Loan                                         8,504,546        12,121,859
   Income Taxes Payable                                         208,003            85,333
   Deferred Income Taxes                                        944,871           926,196
   Mortgage Notes Payable                                    30,397,858        26,905,057
                                                           ------------      ------------
 Total Liabilities                                           41,965,787        40,942,613
 Minority Interest                                              149,299           137,404
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                          --                    --
 Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        178,430 Shares, Unchanged                               178,430           178,430
   Paid-In Capital                                           17,355,872        17,355,872
   Retained Earnings                                          4,965,857         4,118,935
   Unrealized Holding Gain for Securities                     1,302,345         1,385,789
                                                           ------------      ------------
                                                             23,802,504        23,039,026
   Less Treasury Stock, At Cost (7,546 and
       7,535 shares in 1997 and 1996, respectively)            (495,869)         (494,798)
                                                           ------------      ------------
     Total Stockholders' Investment                          23,306,635        22,544,228
                                                           ------------      ------------
 Total Liabilities and Stockholders' Investment            $ 65,421,721      $ 63,624,245
                                                           ============      ============
The accompanying notes are an integral part of these consolidated balance sheets.

                                  TOWER PROPERTIES COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                        (UNAUDITED)

                                                            June, 1997        June, 1996
                                                           ------------      ------------
REVENUES:
  Rent                                                     $  7,955,850      $  6,826,764
  Rent, Related Party                                           342,704           339,152
  Management and Service Fees                                    27,699            32,319
  Management and Services Fees, Related Party                   182,774           175,432
  Real Estate Sales                                               --              580,000
  Interest and Other Income                                      72,828            40,245
  Other Income, Related Party                                    66,730            66,674
                                                           ------------      ------------
Total Revenues                                                8,648,585         8,060,586
                                                           ------------      ------------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                       --              350,914
  Salaries and Employee Benefits                                895,628           825,246
  Depreciation                                                1,162,737           987,426
  Maintenance and Repairs                                     1,456,265         1,103,778
  Taxes Other than Income                                       651,078           578,470
  Utilities                                                     618,025           522,408
  Interest                                                    1,187,075           947,142
  Interest, Related Party                                       278,889           322,436
  Amortization of Leasehold Improvements                        620,812           615,900
  Leasing and Advertising                                        60,286            47,270
  Professional Fees                                              51,455            55,861
  Insurance                                                     106,062            86,042
  Other                                                         197,470           184,833
                                                           ------------      ------------
Total Costs and Expenses                                      7,285,782         6,627,726

Income Before Minority Interest and
  Provision for Income Taxes                                  1,362,803         1,432,860
Minority Interest In Income of Subsidiary                       (11,895)           (3,263)
                                                           ------------      ------------

Income Before Provision for Income Taxes                      1,350,908         1,429,597

PROVISION FOR INCOME TAXES:
  Currently Payable                                             503,986           501,564
                                                           ------------      ------------

NET INCOME                                                 $    846,922      $    928,033
                                                           ============      ============

Earnings Per Share                                         $       4.96      $       5.43
                                                           ============      ============

Weighted Average Common Shares Outstanding                      170,888           171,011
                                                           ============      ============

The accompanying notes are an integral part of these consolidated statements.

                                     TOWER PROPERTIES COMPANY
                          CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                   FOR THE SIX MONTHS ENDING JUNE 30, 1997 AND JUNE 30, 1996
                                           (UNAUDITED)
                                                                1997              1996
                                                           ------------      ------------
             Retained Earnings, Beginning
               of Period                                   $  4,118,935      $  2,613,712

             Net Income                                         846,922           928,033
                                                           ------------      ------------

             Retained Earnings, End of Period              $  4,965,857      $  3,541,745
                                                           ============      ============

       The accompanying notes are an integral part of these consolidated statements.

                                 TOWER PROPERTIES COMPANY
                            CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996
                                      (UNAUDITED)

                                                                1997             1996
                                                            -----------       -----------
REVENUES:
  Rent                                                      $ 4,048,532       $ 3,600,658
  Rent, Related Party                                           170,056           181,971
  Management and Service Fees                                     4,467             3,108
  Management and Services Fees, Related Party                   101,801            95,817
  Interest and Other Income                                      60,319            25,379
  Other Income, Related Party                                    25,471            27,497
                                                            -----------       -----------
Total Revenues                                                4,410,646         3,934,430
                                                            -----------       -----------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                         --              1,735
  Salaries and Employee Benefits                                461,938           431,488
  Depreciation                                                  586,327           498,269
  Maintenance and Repairs                                       755,278           642,028
  Taxes Other than Income                                       325,539           305,333
  Utilities                                                     288,907           278,076
  Interest                                                      611,422           536,508
  Interest, Related Party                                       120,686           110,827
  Amortization of Leasehold Improvements                        229,470           307,950
  Leasing and Advertising                                        34,211            25,701
  Professional Fees                                              19,777            32,750
  Insurance                                                      53,613            55,104
  Other                                                         102,227            96,775
                                                            -----------       -----------
Total Costs and Expenses                                      3,589,395         3,322,544

Income Before Minority Interest and
  Provision for Income Taxes                                    821,251           611,886
Minority Interest In Income of Subsidiary                        (5,817)            2,623
                                                            -----------       -----------


Income Before Provision for Income Taxes                        815,434           614,509

PROVISION FOR INCOME TAXES:
  Currently Payable                                             306,016           214,336
                                                            -----------       -----------
NET INCOME                                                  $   509,418       $   400,173
                                                            ===========       ===========

Earnings Per Share                                          $      2.98       $      2.34
                                                            ===========       ===========

Weighted Average Common Shares Outstanding                      170,884           171,008
                                                            ===========       ===========

The accompanying notes are an integral part of these consolidated statements.

              TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
                  FOR THE SIX MONTHS ENDING JUNE 30, 1997 AND JUNE 30, 1996
                                        (UNAUDITED)
                                                                1997              1996
                                                            -----------       -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $   846,922       $   928,033
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                           1,162,737           987,426
       Amortization of Leasehold Improvements                   620,812           615,900
       (Increase) Decrease in Accounts Receivable              (210,316)          141,708
       Decrease in Notes Receivable                              15,120            14,401
       Increase in Accounts Payable and
          Other Liabilities                                   1,006,341           605,741
       (Increase) Decrease in Prepaid Expenses and
          Other Assets                                          (29,319)           98,657
       Increase (Decrease) in Income Taxes Payable              122,670          (427,225)
       Gain on Real Estate Sales                                  --             (229,086)
                                                            -----------       -----------
 Net Cash Provided by Operating Activities                    3,534,967         2,735,555
                                                            -----------       -----------

 CASH FLOW FROM INVESTING ACTIVITIES:
   Increase in Construction in Progress, Net                 (2,795,950)       (2,503,287)
   Proceeds from Sale of Land                                     --              542,587
   Additions to Real Estate Held for Sale, Net                  (17,998)           (2,782)
   Additions to Equipment & Furniture, Net                     (296,544)         (210,066)
   Additions to Rental Property, Net                            (36,578)          (28,010)
   Additions to Leasehold Improvements                         (321,724)         (441,507)
                                                            -----------       -----------
 Net Cash Used in Investing Activities                       (3,468,794)       (2,643,065)
                                                            -----------       -----------
 CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                             (427,199)         (312,041)
   Proceeds from Long Term Borrowings                         3,920,000         8,300,000
   Reduction in Short Term Borrowings                        (3,617,313)       (8,070,000)
   Purchase of Treasury Stock, Net                               (1,071)          (11,238)
   Treasury Stock Issued to Directors                             --                9,975
   Increase in Minority Interest                                 11,895             3,263
                                                            -----------       -----------
 Net Cash Used In Financing Activities                         (113,688)          (80,041)
                                                            -----------       -----------

 NET INCREASE IN CASH                                           (47,515)           12,449

 CASH, Beginning of Period                                       52,772             5,577
                                                            -----------       -----------
 CASH, End of Period                                        $     5,257       $    18,026
                                                            ===========       ===========

 The accompanying notes are an integral part of these statements.

                  TOWER PROPERTIES COMPANY AND SUBSIDIARIES
               FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by the Company and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K as of and for the year ended December 31, 1996.
      The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay and Jackson County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consist of office buildings, apartment complexes, a warehouse and a warehouse/office facility and automobile parking lots and garages.

2. Tenant leasehold improvements are being amortized over the lives of the related leases using the straight-line method.

3. Interest paid during the first six months of 1997 and 1996 for long-term mortgages amounted to $1,187,075 and $947,142, respectively. Income taxes paid during the first six months of 1997 and 1996 amounted to $381,316 and $928,789, respectively.

4. Certain prior quarter amounts have been reclassified to conform to the 1997 presentation.

5. Under SFAS No. 115, the investment in Commerce Bancshares common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $2,067,215 net of tax effects of $764,870 is reflected as a separate component of equity. The decrease in the net unrealized holding gain for the six months from December 31, 1996 to June 30, 1997 was $83,444 and $15,302 for the three months from March 31, 1997 to June 30, 1997.

6.    REAL ESTATE HELD FOR SALE:
      Revenue is recorded on the sale of real estate when title passes to the buyer. All land sales are to builders for cash. The Company's real estate held for sale is recorded at cost which does not exceed its estimated realizable value.

7.    ACQUISITIONS:
      On October 11, 1996, the Company purchased the 916-920 Walnut commercial office buildings and the parking lot located at 102 East 8th Street for $700,000 and assumed liabilities of $5,867. 916 Walnut is a eight-story commercial office building and 920 Walnut is a two-story commercial office building located in Kansas City, Missouri. The Company used the line of credit with Commerce Bank, N.A. to acquire the property.
      On December 18, 1996, the Company purchased the 9909 Lakeview Avenue warehouse facility for $3,675,000. The property is a 115,000 square foot warehouse located in Lenexa, Kansas. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. In February, 1997, a $2,720,000 twenty-year term mortgage loan was secured for this property with Prudential Insurance of America at a fixed rate of 7.70%. The proceeds from this loan were used to reduce the line of credit.
      On December 27, 1996, the Company purchased the 9221 Quivera commercial office building and an additional 70,000 square foot vacant parcel of land for $1,750,000. 9221 Quivera is a one-story, 24,000 square foot commercial office building located in Overland Park, Kansas. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. In March, 1997, a $1,200,000 loan with a twenty-year amortization and a five-year balloon payment was secured for this property with Mark Twain Kansas City Bank, at a fixed rate of 7.95%. The proceeds of this loan were used to reduce the line of credit.

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

9.    SUBSEQUENT EVENTS:
      The Company signed a $5,000,000 twenty-year term mortgage loan commitment, securing the third phase of the New Mark apartment complex which is presently under construction, with Ohio National Life Insurance Company at a fixed rate of 8.125%. In addition, the Company signed a $6,750,000 fifteen-year term mortgage loan commitment, securing the 811 Main office building, with Federal Home Loan Insurance Company at a fixed rate of 8.50%. These loans will close in August, 1997 and the proceeds will be used to reduce the line of credit with Commerce Bank, N.A. The balance will be invested in short-term investments and used to finance the construction of the apartments and the new garage at 9th and Walnut.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and a line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the six months ended June 30, 1997. On December 15, 1995, the Company acquired the 6601 College Boulevard commercial office building, located in Overland Park, Kansas, for $7,700,000. The Company used $7,700,000 of the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1996, a $5,400,000 twenty-year term mortgage loan was secured for this property with Nationwide Life Insurance. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A. During 1996, the Company constructed an additional 68 units at the Hillsborough apartment complex. The Company used the line of credit with Commerce Bank, N.A. to fund the construction project. In April, 1996, a $2,900,000 twenty-year term mortgage loan was secured for this property with Penn Mutual. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A. On October 11, 1996, the Company acquired the 916-920 Walnut office buildings and the 102 E. 8th Street parking lot in Kansas City, Missouri for $700,000. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. On December 18, 1996, the Company acquired the 9909 Lakeview Avenue warehouse located in Lenexa, Kansas, for $3,675,000. The Company used the line of credit with Commerce Bank, N.A. to acquire this property. In February, 1997, a $2,720,000 twenty-year term mortgage loan was secured for this property from Prudential Insurance of America. The proceeds of this loan were used to reduce the line of credit. On December 27, 1996, the Company acquired the 9221 Quivera commercial office building and an adjoining 70,000 square foot vacant parcel of land, located in Overland Park, Kansas for $1,750,000. The Company used the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1997, a $1,200,000 loan with a twenty-year amortization and a five-year balloon payment was secured for this property with Mercantile Bank and Trust. The proceeds from this loan were used to reduce the line of credit.

                  SIX MONTHS ENDED JUNE 30, 1997
        COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1996

RESULT OF OPERATIONS:
      Increased occupancy in the Barkley Place office building, the change at the 811 Main building from a single tenant with a triple net lease to a multi-tenant, full service building effective April 1, 1996, the completion of Phase II of the Hillsborough apartment complex, increased revenue from parking operations, the acquisition of the 916-920 Walnut commercial office building on October 11, 1996, the acquisition of the Stanley warehouse on December 18, 1996 and the December 27, 1996 acquisition of the 9221 Quivera office building, offset by the decrease in occupancy in the Commerce Tower are primarily responsible for the 16% increase in rental income of $1,132,638. Parking revenue increased 5% and apartments rentals increased
12%. The acquisition of the Stanley warehouse and the 9221 Quivera commercial office building with combined income of $292,168 was responsible for 26% of the total increase. The increase in rental income at the 811 Main building was responsible for 36% of the total increase. The sale of twenty-nine acres of undeveloped land located in the New Mark Division during the first quarter of 1996 accounts for the decrease in real estate sales and cost of real estate sold.
      The increase in salaries and employee benefits of $70,382 is a direct result in the increase of management personnel and the annual salary increase effective October, 1996. The increase of $352,487 in maintenance and repairs is primarily due to changing the 811 Main building to a multi-tenant, full service building effective April 1, 1996 and the elevator and escalator repairs in the Commerce Tower in 1997. The increase in depreciation and interest expense is a direct result of the acquisition of the Stanley warehouse, the 9221 Quivera and 916-920 commercial office buildings and the completion of Phase II of the Hillsborough apartment complex.
      The increase in utilities is primarily due to changing 811 Main to a multi-tenant building and the acquisition of the 916-920 Walnut office building, offset by a reduction in both the Commerce Tower and Barkley Place office buildings. The increase in insurance expense is primarily due to a reduction in the 1996 expense based on an audit of the 1995 workers compensation coverage received in 1996.


              THREE MONTHS ENDED JUNE 30, 1997
      COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1996

RESULT OF OPERATIONS:
      The change at the 811 Main building from a single tenant to a multi-tenant, full service building effective April 1, 1996, the completion of Phase II of the Hillsborough apartment complex, increased revenue from parking operations, the October 11, 1996 acquisition of the 916-920 Walnut office building, the acquisition of the Stanley warehouse on December 18, 1996 and the December 27, 1996 acquisition of the 9221 Quivera office building are primarily responsible for the increase in rental income of $435,959. Parking revenue increased 12% and apartments rentals increased 8%. The acquisition of the Stanley warehouse and the 9221 Quivera commercial office building with combined income of $146,084 was responsible for 34% of the total increase. The increase in rental income at the 811 Main building was responsible for 14% of the total increase.
      The increase in salaries and employee benefits of $30,450 is a direct result in the increase of management personnel and the annual increase in wages effective October 1996. The $113,250 increase in maintenance and repairs is primarily due to the changing of the 811 Main building to a multi-tenant building effective April 1, 1996, the elevator and escalator repairs in the Commerce Tower and the acquisition of the 916-920 Walnut office building. The increase in depreciation and interest expense is a direct result of the acquisition of the Stanley warehouse and the 9221 Quivera commercial office building and the completion of Phase II of the Hillsborough apartment complex. The increase in utilities is due to the 811 Main building and the acquisition of the 916-920 Walnut office building, offset by the reduction in both the Commerce Tower and the Barkley Place office buildings. The increase in taxes other than income is primarily due to the changing of the 811 Main to a multi-tenant building and the completion of Phase II of the Hillsborough apartment complex
      The decrease in amortization of leasehold improvements in 1997 is primarily due to the large expenditures for tenant improvements for both the Commerce Tower and Barkley Place office buildings being amortized over the life of the respective leases for the six months of 1996.

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

TOWER PROPERTIES COMPANY




/s/ Thomas R. Willard
---------------------
Thomas R. Willard
President




/s/ Chester A. Wittwer, Jr.
---------------------------
Chester A. Wittwer, Jr.
Vice President



Date:  August 15, 1997