Form 10-Q
period 1997-09-30
TOWER PROPERTIES CO
filed 1997-11-13
CIK 98827

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C. 20549

            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITY EXCHANGE ACT OF 1934

                  For Quarter Ended September 30, 1997
                  ------------------------------------

                     Commission File Number 0-18261
                        TOWER PROPERTIES COMPANY
                        ------------------------
         (Exact name of registrant as specified in its charter)



        Missouri                                              (43-1529759)
------------------------                                    ----------------
(State of incorporation)                                    (IRS tax number)

Suite 100, 911 Main Street,   Kansas City, Missouri              64105
----------------------------------------------------------------------------
(Address of principal executive offices)                       Zip Code

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
  Yes   X                                No
----------------------------------       -------------------------------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                        170,962 shares of common stock
                        ------------------------------
                $1.00 par value per share, at October 15, 1997


                              TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                                          (UNAUDITED)
             ASSETS                                          1997                              1996
                                                        ---------------                   ---------------
 Cash                                                    $     15,563                      $     52,772
 Short Term Investments                                        60,000                            60,000
 Related Party Investment, At Market                        3,813,216                         2,995,520
 Accounts Receivable                                          698,001                           759,600
 Notes Receivable                                             225,276                            77,409
 Tenant Leasehold Improvements, Net                         3,593,221                         4,131,175
 Construction in Progress                                   6,242,627                         1,592,153
 Prepaid Expenses and Other Assets                            594,952                           482,754
 Rental Income Property, At Cost                           72,327,697                        72,059,597
 Less:  Accumulated Depreciation                          (23,927,578)                      (22,841,620)
                                                        ---------------                   ---------------
       Net Rental Income Property                          48,400,119                        49,217,977
 Real Estate Held for Sale                                    912,081                           753,748
 Equipment and Furniture, at Cost                           8,383,670                         7,847,000
 Less:  Accumulated Depreciation                           (4,946,367)                       (4,345,863)
                                                        ---------------                   ---------------
       Net Equipment and Furniture                          3,437,303                         3,501,137
                                                        ---------------                   ---------------
 Total Assets                                            $ 67,992,359                      $ 63,624,245
                                                        ===============                   ===============

      LIABILITIES AND STOCKHOLDERS'
              INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities                $  1,926,012                      $    904,168
   Related Party Loan                                      10,054,546                        12,121,859
   Income Taxes Payable                                       137,871                            85,333
   Deferred Income Taxes                                    1,271,383                           926,196
   Mortgage Notes Payable                                  30,170,870                        26,905,057
                                                        ---------------                   ---------------
 Total Liabilities                                         43,560,682                        40,942,613
 Minority Interest                                            155,187                           137,404
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                        --                                --
 Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        178,430 Shares, Unchanged                             178,430                           178,430
   Paid-In Capital                                         17,355,872                        17,355,872
   Retained Earnings                                        5,369,815                         4,118,935
   Unrealized Holding Gain for Securities                   1,858,297                         1,385,789
                                                        ---------------                   ---------------
                                                           24,762,414                        23,039,026
   Less Treasury Stock, At Cost  (7,468 and
       7,535 shares in 1997 and 1996, respectively)          (485,924)                         (494,798)
                                                        ---------------                   ---------------
     Total Stockholders' Investment                        24,276,490                        22,544,228
                                                        ---------------                   ---------------
 Total Liabilities and Stockholders' Investment          $ 67,992,359                      $ 63,624,245
                                                        ===============                   ===============


 The accompanying notes are an integral part of these consolidated balance sheets.



                                         TOWER PROPERTIES COMPANY
                                    CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                               (UNAUDITED)
                                                           1997                               1996
                                                      --------------                     --------------
REVENUES:
  Rent                                                 $11,970,755                        $10,622,879
  Rent, Related Party                                      546,327                            518,117
  Management and Service Fees                               40,731                             30,166
  Management and Services Fees, Related Party              266,563                            268,865
  Real Estate Sales                                          --                               580,000
  Interest and Other Income                                111,040                             92,450
  Other Income, Related Party                               85,633                             85,278
                                                      --------------                     --------------
Total Revenues                                          13,021,049                         12,197,755
                                                      --------------                     --------------
COSTS & EXPENSES:
  Costs of Real Estate Sold                                  --                               351,199
  Salaries and Employee Benefits                         1,380,364                          1,240,187
  Depreciation                                           1,743,351                          1,489,161
  Maintenance and Repairs                                2,212,057                          1,826,200
  Taxes Other than Income                                  977,130                            880,891
  Utilities                                                981,168                            916,577
  Interest                                               1,794,340                          1,493,963
  Interest, Related Party                                  396,917                            415,724
  Amortization of Leasehold Improvements                   905,855                            926,363
  Leasing and Advertising                                   85,234                             65,035
  Professional Fees                                         75,523                             87,842
  Insurance                                                157,402                            138,864
  Other                                                    297,960                            273,947
                                                      --------------                     --------------
Total Costs and Expenses                                11,007,301                         10,105,953

Income Before Minority Interest and
  Provision for Income Taxes                             2,013,748                          2,091,802
Minority Interest In Income of Subsidiary                  (17,783)                            (8,935)
                                                      --------------                     --------------

Income Before Provision for Income Taxes                 1,995,965                          2,082,867

PROVISION FOR INCOME TAXES:
  Currently Payable                                        745,085                            732,279
                                                      --------------                     --------------
NET INCOME                                             $ 1,250,880                        $ 1,350,588
                                                      ==============                     ==============
Earnings Per Share                                     $      7.32                        $      7.87
                                                      ==============                     ==============
Weighted Average Common Shares Outstanding                 170,913                            171,632
                                                      ==============                     ==============

The accompanying notes are an integral part of these consolidated statements.


                                             TOWER PROPERTIES COMPANY
                                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                      FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                                    (UNAUDITED)
                                                                          1997                               1996
                                                                      ------------                       ------------
    Retained Earnings, Beginning
      of Period                                                        $4,118,935                         $2,613,712

    Net Income                                                          1,250,880                          1,350,588
                                                                      ------------                       ------------
    Retained Earnings, End of Period                                   $5,369,815                         $3,964,300
                                                                      ============                       ============

    The accompanying notes are an integral part of these consolidated statements.

                                      TOWER PROPERTIES COMPANY
                                  CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                           (UNAUDITED)
                                                              1997                          1996
                                                         -------------                 -------------
REVENUES:
  Rent                                                    $4,014,905                    $3,796,115
  Rent, Related Party                                        203,623                       178,965
  Management and Service Fees                                 13,032                        (2,153)
  Management and Services Fees, Related Party                 83,789                        93,433
  Interest and Other Income                                   38,212                        52,205
  Other Income, Related Party                                 18,903                        18,604
                                                         -------------                 -------------
Total Revenues                                             4,372,464                     4,137,169
                                                         -------------                 -------------
COSTS & EXPENSES:
  Costs of Real Estate Sold                                      --                            285
  Salaries and Employee Benefits                             484,736                       414,941
  Depreciation                                               580,614                       501,735
  Maintenance and Repairs                                    755,792                       722,422
  Taxes Other than Income                                    326,052                       302,421
  Utilities                                                  363,143                       394,169
  Interest                                                   607,265                       546,821
  Interest, Related Party                                    118,028                        93,288
  Amortization of Leasehold Improvements                     285,043                       310,463
  Leasing and Advertising                                     24,948                        17,765
  Professional Fees                                           24,068                        31,981
  Insurance                                                   51,340                        52,822
  Other                                                      100,490                        89,114
                                                         -------------                 -------------
Total Costs and Expenses                                   3,721,519                     3,478,227

Income Before Minority Interest and
  Provision for Income Taxes                                 650,945                       658,942
Minority Interest In Income of Subsidiary                     (5,888)                       (5,672)
                                                         -------------                 -------------

Income Before Provision for Income Taxes                     645,057                       653,270

PROVISION FOR INCOME TAXES:
  Currently Payable                                          241,099                       230,715
                                                         -------------                 -------------
NET INCOME                                                $  403,958                    $  422,555
                                                         =============                 =============
Earnings Per Share                                        $     2.36                    $     2.47
                                                         =============                 =============
Weighted Average Common Shares Outstanding                   170,962                       170,995
                                                         =============                 =============

The accompanying notes are an integral part of these consolidated statements.


                          TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
                        FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996
                                                      (UNAUDITED)
                                                                   1997                         1996
                                                              --------------               --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                  $ 1,250,880                  $ 1,350,588
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                              1,743,351                    1,489,161
       Amortization of Leasehold Improvements                      905,855                      926,363
       Decrease in Accounts Receivable                              61,599                      121,941
       Increase in Notes Receivable                               (147,867)                     (22,365)
       Increase in Accounts Payable and
          Other Liabilities                                      1,021,844                      863,899
       Increase in Prepaid Expenses and
          Other Assets                                            (112,198)                    (120,171)
       Incease (Decrease) in Income Taxes Payable                   52,538                     (436,086)
       Gain on Real Estate Sales                                     --                        (228,801)
                                                              --------------               --------------
 Net Cash Provided by Operating Activities                       4,776,002                    3,944,529
                                                              --------------               --------------
 CASH FLOW FROM INVESTING ACTIVITIES:
   Increase in Construction in Progress, Net                    (4,650,474)                  (2,690,604)
   Proceeds from Sale of Land                                        --                         542,302
   Additions to Real Estate Held for Sale, Net                    (158,333)                      (2,782)
   Additions to Equipment & Furniture, Net                        (549,048)                    (357,209)
   Additions to Rental Property, Net                              (312,611)                     (74,194)
   Additions to Leasehold Improvements                            (367,902)                    (644,144)
                                                              --------------               --------------
 Net Cash Used in Investing Activities                          (6,038,368)                  (3,226,631)
                                                              --------------               --------------
 CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                (654,187)                    (502,006)
   Proceeds from Long Term Borrowings                            3,920,000                    8,300,000
   Reduction in Short Term Borrowings                           (2,067,313)                  (8,495,000)
   Purchase of Treasury Stock, Net                                  (1,071)                     (12,113)
   Treasury Stock Issued to Directors                                9,945                        9,975
   Increase in Minority Interest                                    17,783                        8,935
                                                              --------------               --------------
 Net Cash Provided by (Used In) Financing Activities             1,225,157                     (690,209)
                                                              --------------               --------------
 NET (DECREASE) INCREASE IN CASH                                   (37,209)                      27,689

 CASH, Beginning of Period                                          52,772                        5,577
                                                              --------------               --------------
 CASH, End of Period                                           $    15,563                  $    33,266
                                                              ==============               ==============

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

3. Interest paid during the first nine months of 1997 and 1996 for long-term mortgages amounted to $1,794,340 and $1,493,963, respectively. Income taxes paid during the first nine months of 1997 and 1996 amounted to $692,547 and $1,233,704, respectively.

4. Certain prior quarter amounts have been reclassified to conform to the 1997 presentation.

5. Under SFAS No. 115, the investment in Commerce Bancshares common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $2,949,678 net of tax effects of $1,091,381 is reflected as a separate component of equity. The increase in the net unrealized holding gain for the nine months from December 31, 1996 to September 30, 1997 was $472,508 and $555,952 for the three months from June 30, 1997 to September 30, 1997.

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

9.  SUBSEQUENT EVENTS:
      In October, 1997 a $6,750,000 fifteen-year term mortgage loan was secured for the 811 Main office building with Federal Home Loan Insurance Company at a fixed rate of 8.31%. In addition, a $5,000,000 twenty-year term mortgage loan was secured for the third phase of the New Mark apartment complex which is presently under construction, with Ohio National Life Insurance Company at a fixed rate of 8.125%. The proceeds of these loans were used to reduce the line of credit with Commerce Bank, N.A. The remaining balance of these loans was invested in short-term investments and will be used to finance the construction of the apartments and the new garage at 9th and Walnut.

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and a line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the nine months ended September 30, 1997. On December 15, 1995, the Company acquired the 6601 College Boulevard commercial office building, located in Overland Park, Kansas, for $7,700,000. The Company used $7,700,000 of the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1996, a $5,400,000 twenty-year term mortgage loan was secured for this property with Nationwide Life Insurance. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A. During 1996, the Company constructed an additional 68 units at the Hillsborough apartment complex. The Company used the line of credit with Commerce Bank, N.A. to fund the construction project. In April, 1996, a $2,900,000 twenty-year term mortgage loan was secured for this property with Penn Mutual. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A. On October 11, 1996, the Company acquired the 916-920 Walnut office buildings and the 102 E. 8th
Street parking lot in Kansas City, Missouri for $700,000. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. On December 18, 1996, the Company acquired the 9909 Lakeview Avenue warehouse located in Lenexa, Kansas, for $3,675,000. The Company used the line of credit with Commerce Bank, N.A. to acquire this property. In February, 1997, a $2,720,000 twenty-year term mortgage loan was secured for this property from Prudential Insurance of America. The proceeds of this loan were used to reduce the line of credit. On December 27, 1996, the Company acquired the 9221 Quivera commercial office building and an adjoining 70,000 square foot vacant parcel of land, located in Overland Park, Kansas for $1,750,000. The Company used the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1997, a $1,200,000 loan with a twenty-year amortization and a five-year balloon payment was secured for this property with Mercantile Bank and Trust. The proceeds from this loan were used to reduce the line of credit.

                 NINE MONTHS ENDED SEPTEMBER 30, 1997
         COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1996

RESULT OF OPERATIONS:
      Increased occupancy in the Barkley Place office building, the change at the 811 Main building from a single tenant with a triple net lease to a multi-tenant, full service building effective April 1, 1996, the completion of Phase II of the Hillsborough apartment complex, increased revenue from parking operations, the acquisition of the 916-920 Walnut commercial office buildings on October 11, 1996, the acquisition of the Stanley warehouse on December 18, 1996 and the December 27, 1996 acquisition of the 9221 Quivera office building, offset by the decrease in occupancy in the Commerce Tower are primarily responsible for the 12% increase in rental income of $1,376,086. Parking revenue increased 8% and apartments rentals increased 10%. The acquisition of the Stanley warehouse and the 9221 Quivera commercial office building with combined income of $438,252 was responsible for 32% of the total increase. The increase in rental income at the 811 Main building was responsible for 32% of the total increase. The sale of twenty-nine acres of undeveloped land located in the New Mark Division during the first quarter of 1996 accounts for the decrease in real estate sales and cost of real estate sold.
      The increase in salaries and employee benefits of $140,177 is a direct result in the increase of management personnel and the annual salary increase effective October, 1996. The increase of $385,857 in maintenance and repairs is primarily due to changing the 811 Main building to a multi-tenant, full service building effective April 1, 1996 and the elevator and escalator repairs in the Commerce Tower in 1997. The changing of the 811 Main building to a multi-tenant, full service building, the acquisition of the 916-920 Walnut commercial office buildings and the completion of the Phase II of the Hillsborough apartment complex are responsible for the increase in taxes other than income. The increase in depreciation and interest expense is a direct result of the acquisition of the Stanley warehouse, the 9221 Quivera and 916-920 Walnut commercial office buildings and the completion of Phase II of the Hillsborough apartment complex.
      The increase in utilities is primarily due to changing 811 Main to a multi-tenant building and the acquisition of the 916-920 Walnut office building, offset by a reduction in both the Commerce Tower and Barkley Place office buildings. The increase in insurance expense is primarily due to a reduction in the 1996 expense based on an audit of the 1995 workers compensation coverage received in 1996.


              THREE MONTHS ENDED SEPTEMBER 30, 1997
     COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER, 1996

RESULT OF OPERATIONS:
      The change at the 811 Main building from a single tenant to a multi-tenant, full service building effective April 1, 1996, the completion of Phase II of the Hillsborough apartment complex, increased revenue from parking operations, the October 11, 1996 acquisition of the 916-920 Walnut office buildings, the acquisition of the Stanley warehouse on December 18, 1996 and the December 27, 1996 acquisition of the 9221 Quivera office building are primarily responsible for the increase in rental income of $243,448. Parking revenue increased 14% and apartments rentals increased 7%. The acquisition of the Stanley warehouse and the 9221 Quivera commercial office building with combined income of $146,084 was responsible for 60% of the total increase. The increase in rental income at the 811 Main building was responsible for 11% of the total increase.
      The increase in salaries and employee benefits of $69,795 is a direct result in the increase of management personnel and the annual increase in wages effective October 1996. The $33,370 increase in maintenance and repairs is primarily due to increased expenditures of supplies and outside services in the Commerce Tower and the acquisition of the 916-920 Walnut office buildings. The increase in taxes other than income is due to the acquisition of the 916-920 Walnut commercial office buildings and the completion of the Phase II of the Hillsborough apartment complex. The increase in depreciation expense is a direct result of the acquisition of the Stanley warehouse and the 9221 Quivera commercial office building and the completion of Phase II of the Hillsborough apartment complex. The increase in interest is due to the acquisition of the Stanley warehouse and the 9221 Quivera commercial office building and the 916-920 Walnut commercial office buildings. The decrease in utilities is due to the reduction in both the Commerce Tower and the Barkley Place office buildings.
      The decrease in amortization of leasehold improvements in 1997 is primarily due to the large expenditures for tenant improvements for both the Commerce Tower and Barkley Place office buildings being amortized over the life of the respective leases for the nine months of 1996.

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



Date:  November 15, 1997