Form 10-K
period 1997-12-31
TOWER PROPERTIES CO
filed 1998-03-31
CIK 98827

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission file number 0-18261
                          -----------------                             -------

                           Tower Properties Company
-------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          Missouri                                        43-1529759
----------------------------------            ---------------------------------
STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

 911 Main Street, Kansas City, Missouri                     64105
----------------------------------------      ---------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

Registrant's telephone number, including area code   (816) 421-8255
                                                     --------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                         WHICH REGISTERED
      --------------------                    ------------------------

--------------------------------          -------------------------------------

--------------------------------          -------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          $1 Par Value Common Stock
-------------------------------------------------------------------------------
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

                       $23,808,598 at February 17, 1998
-------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                  $1 Par Value Common Stock - 176,034 Shares
-------------------------------------------------------------------------------

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

Portions of Annual Report to Stockholders for the year ended Dec. 31, 1997,
---------------------------------------------------------------------------
are incorporated by reference in Parts I, II and IV.  Portions of the Annual
----------------------------------------------------------------------------
Proxy Statement are incorporated by reference into Part III.
------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                           TOWER PROPERTIES COMPANY


                                  FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1997

                                CROSS-REFERENCE SHEET
                                ---------------------
Part II
-------

Item 6 -    Selected Financial Data             1997 Annual Report to Stockholders,
                                                Page 24.

Item 7 -    Management's Discussion and         1997 Annual Report to Stockholders,
            Analysis of Financial Condition     Pages 19 through 23.
            and Results of Operations

Item 8 -    Financial Statements and            1997 Annual Report to Stockholders,
            Supplementary Data                  Pages 4 through 17 and Pages 24 and 25.

Part III
--------

Item 10 -   Directors and Executive             Proxy Statement relating to Annual
            Officers of the Registrant          Meeting of Stockholders to be held on
                                                April 8, 1998, under the caption
                                                "Election of Directors."

Item 11 -   Executive Compensation              Proxy Statement relating to Annual
                                                Meeting of Stockholders to be held on
                                                April 8, 1998, under the captions
                                                "Summary Compensation Table" and
                                                "Compensation Plans."

Item 12 -   Security Ownership of Certain       Proxy Statement relating to Annual
            Beneficial Owners and               Meeting of Stockholders to be held on
            Management                          April 8, 1998, under the caption
                                                "Security Ownership of Certain
                                                Beneficial Owners and Management."

Item 13 -   Certain Relationships and           Proxy Statement relating to Annual
            Related Transactions                Meeting of Stockholders to be held on
                                                April 8, 1998, under the caption
                                                "Transactions."

Part IV
-------

Item 14(a)(1) - Financial Statements            1997 Annual Report to Stockholders,
                                                Pages 4 through 17.

Item 14(a)(2) - Exhibits                        Registrant's 1997 Form 10-K (File
                                                No. 0-18261) filed on March 31, 1998.

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

      (c)   Narrative Description of Business:

            Registrant is primarily engaged in the business of owning, developing, leasing and managing real property. Registrant owns and manages 1,160,000 rentable square feet of office and warehouse space located in the Kansas City metropolitan area.

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

            Registrant leasing operations provided rental income constituting approximately 96 percent of the 1997 revenues. Registrant competes with other building owners in the renting and leasing of office building space. Registrant employs approximately 45 persons on a full-time basis and approximately 4 persons on a part-time basis. The remaining 4 percent of 1997 revenues include management and service fees (3 percent) and other income (1 percent).

            Registrant leases rental space and provides services to Commerce Bancshares, Inc. The annual aggregate rental and service fees paid to Registrant by Commerce will vary depending upon the space occupied and services provided. For the years ended
            December 31, 1997, 1996 and 1995, Registrant received rent and fees of $1,180,051, $1,043,640 and $898,846, respectively, from
            Commerce.

            The Company was also reimbursed for utilities in the amount of $107,711, $107,885 and $102,054 in 1997, 1996 and 1995.

      Item 2.  Properties.

      (a)   The following real property is owned, in fee, by Registrant:

            (1) The Commerce Tower, a 30-story office building located at 911 Main Street, Kansas City, Missouri, was opened for occupancy in January 1965. The Commerce Tower has net rentable space of approximately 425,000 square feet and is presently 86 percent occupied. The building, of modern architectural design, has six elevators serving the first 17 floors and an additional six express elevators serving the 17th through the 30th floors. Registrant considers the Commerce Tower to be in good condition. The building is collateral for a line of credit with Commerce Bank.

            (2) The Barkley Place, a 6-story 95,000 rentable square foot office building located in Overland Park, Kansas. The building was completed in 1988. The Company purchased the building on July 15, 1994. Registrant considers the building to be in good condition. The building is 100 percent occupied. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $3,693,083.

            (3) 6601 College Boulevard, a 6-story 101,200 rentable square foot building, located in Overland Park, Kansas. The building was completed in 1979. The Company purchased the building on December 15, 1995. Registrant considers the building to be in good condition. The building is 100 percent leased under a triple net lease. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $5,179,584.

            (4) 9221 Quivera, a 1-story 24,000 rentable square foot building and an adjacent 70,000 square foot vacant parcel of land, located in Overland Park, Kansas. The building was completed in 1968. The Company purchased the building on December 27, 1996. Registrant considers the building to be in good condition. The building is 100 percent leased under a triple net lease. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $1,178,790.

            (5) A warehouse/office facility, located at 9200 Cody, Overland Park, Kansas. The building contains approximately 24,100 square feet of office space and 96,800 square feet of warehouse space. The building was constructed in 1973, with an addition in 1976 and an expansion completed in 1997. The Company purchased the facility on June 30, 1995. Registrant considers this facility to be in good condition. The building is 100 percent leased under a triple net lease. The warehouse/office facility is subject to a mortgage deed of trust securing a loan with a balance owing of $1,860,276.

            (6)    A warehouse, located at 9909 Lakeview, Lenexa, Kansas.
                   The building contains approximately 115,000 square feet of warehouse space. The building was constructed in 1987. The Company purchased the facility on December 18, 1996. Registrant considers this facility to be in excellent condition. The building is presently vacant. The warehouse is subject to a mortgage deed of trust securing a loan with a balance owning of $2,670,665.

            (7) A two-story office building, located at 908-10 Walnut Street, Kansas City, Missouri, is immediately adjacent to the Commerce Tower and contains approximately 7,500 square feet of net rentable space. This building is approximately 60 years old, and is unoccupied. The Company plans to demolish the building in 1998 to accommodate a new car garage on the Southwest corner of 9th and Walnut.

            (8) Two office buildings, located at 916 and 920 Walnut Street, Kansas City, Missouri, and contains approximately 48,750 square feet of net rentable space. The 916 building is vacated and the 920 building is 90% occupied. The Company, under its Tax Redevelopment District, plans to demolish the buildings in 1998 to accommodate a new garage on the Southwest corner of 9th and Walnut.

            (9) A 19-building, 210-unit apartment complex, on a 17.4-acre tract, located at New Mark Drive and North Cherry in Kansas City North. Construction of the first phase was completed in mid-1971 and completion of the second phase in 1978. The Company is presently constructing an additional l40 units to be completed in May, 1998. The apartments are 92 percent occupied. Registrant considers the complex to be in good condition. The original 210 unit apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $2,183,326. The 140 units under construction are subject to a mortgage deed of trust securing a loan with a balance owing of $4,983,229.

            (10) A 24-building, 329-unit apartment complex, on a 30.3-acre tract, located at 5401 Fox Ridge Drive in Mission, Kansas. Construction of the complex was completed in 1985, with an addition of 7 buildings in 1996. The Company purchased the complex on December 31, 1992. Registrant considers the 24-building complex to be in good condition. The apartments are 87 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $9,566,991.

            (11) A 7-building, 162-unit apartment complex, on an 8.7-acre tract located at 6800 Antioch in Merriam, Kansas. Construction of the complex was completed in 1987. The Company purchased the complex on September 30, 1993. Registrant considers the 7-building complex to be in good condition. The apartments are 95 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $3,606,757.

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

            (15) A two-story facility located at the Northwest corner of Ninth and Walnut, immediately adjacent to the 811 Main building and garage . The parking facility contains approximately 80 parking spaces.

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

      (c) Downtown Redevelopment Corporation, an urban redevelopment corporation under the laws of the state of Missouri, of which Registrant owns approximately 98 percent of the outstanding capital stock, owns the following property located in downtown Kansas City, Missouri:

            (1)         The 811 Main building, which consists of an L-shaped,
                   12-story combination office building and parking garage, was completed in 1959. The first five floors are utilized primarily for parking, although approximately 27,000 square feet of ground floor and lower level space is available for use as commercial office space and storage. The office space extending from the 6th floor through the 12th floor encloses a gross area of approximately 252,000 square feet. The building became a full-service, multi-tenant building in April, 1996, and is presently 81 percent occupied. The condition of the property is considered good. The building is subject to a mortgage deed of trust of trust securing a loan with a balance owing $6,711,914.

            (2)         710 Main Garage Building, a, multi-deck, self-parking
                   garage facility, contains approximately 737 parking spaces. The original portion was completed in 1959, with additions made in 1962. The condition of the property is considered good.

            (3)         A tract of ground approximately one-half block in
                   width on the east side of Main Street between 6th and 8th Streets. The Company successfully pursued quiet title actions against the leaseholder, and as a result, now holds clear title to the leasehold improvements on this tract, Prom/Rodeway Inn and 711 Main Garage. These structures are functionally obsolete. The Company had remediated environmental problems in the buildings and plans to demolish them except for the 280 car parking garage at 711Main. The Company demolished the north Rodeway facility and completed a 100 car surface parking lot.

            (4)         An irregular tract of ground containing approximately
                   35,000 square feet , which was previously leased in part to a service station until December, 1996. The company demolished the station in 1997 and completed the entire area for a 112 car surface parking lot.

      Item 3.  Legal Proceedings.

      Neither Registrant nor any of its subsidiaries are involved in any material pending litigation other than ordinary routine proceedings incidental to their business.

      Item 4.  Submission of Matters to a Vote of Security Holders.

      Registrant did not submit any matters to a vote of security holders during the fourth quarter of 1997.


Part II
-------

      Item 5. Market for Registrant's Common Stock and Related Security Holder Matters.

      Registrant's stock is traded in the "over-the-counter" market and trading of such stock is limited. The schedule below depicts the bid and asked prices, as provided by an investment banking firm, in each quarter of 1997. The "over-the-counter" market quotations shown below reflect interdealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                          1997               1996
                                     --------------    ---------------
                        Quarter      Bid      Asked    Bid       Asked
                        -------      ---      -----    ---       -----
                        First      $121.00     $ -   $75.00       $ -
                        Second      127.50       -    87.50         -
                        Third       127.50       -    87.50         -
                        Fourth      135.25       -    94.00         -

      There are no present or future restrictions on the ability of Registrant to pay common stock dividends. No dividends were paid in 1997, 1996 and 1995. (Management has indicated it will not pay dividends in 1998.)

      The table below shows the number of holders of record of each class of equity securities of Registrant as of February 17, 1998:

                                            Number of
               Title of Class           Security Holders
               --------------           ----------------
                Common stock,
               $1.00 par value                 503

      Item 6.  Selected Financial Data.

      Reference is made to the caption "Selected Financial Data" on Page 24 of Registrant's 1997 Annual Report to Stockholders for a summary of certain financial data for the Registrant for each of its last five fiscal years. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information set forth therein is incorporated herein by reference.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Reference is made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 19 through 23 of Registrant's 1997 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

      Item 8.      Financial Statements and Supplementary Data.

      Reference is made to Pages 4 through 17 and Pages 24 and 25 of Registrant's 1997 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

      Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

      None.


Part III
--------

      Item 10.     Directors and Executive Officers of the Registrant.

      Reference is made to the caption "Election of Directors" set forth on Page 2 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 8, 1998. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein relating to the names, ages, positions, terms of office, family relationships and business experience of Registrant's directors is incorporated herein by reference.

      Item 11.     Executive Compensation.


      Reference is made to the captions "Summary Compensation Table" and "Compensation Plans" set forth on Pages 7 through 9 of Registrant's Proxy

      Statement relating to Annual Meeting of Stockholders to be held
      April 8, 1998. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein is incorporated herein by reference.

      Item 12.     Security Ownership of Certain Beneficial Owners and
                   Management.

      Reference is made to the caption "Security Ownership of Certain Beneficial Owners and Management" set forth on Page 4 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 8, 1998. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

      Item 13.     Certain Relationships and Related Transactions.

      Reference is made to the caption "Transactions" in Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 8, 1998. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.


Part IV
-------

      Item 14.     Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K.

      (a) (1)      Financial Statements.  The following consolidated financial
                   --------------------
                   statements of the Registrant and its subsidiaries, together with the report of independent public accountants, contained in the Registrant's 1997 Annual Report to Stockholders are hereby incorporated herein:

                   Report of Independent Public Accountants

                   Consolidated Balance Sheets - December 31, 1997 and 1996

                   Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995

                   Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995

                   Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1997, 1996 and 1995.

                   Notes to Consolidated Financial Statements

            Schedule III

            All other schedules have been omitted because the required information is shown in the financial statements or notes thereto, because the amounts involved are not significant or because of the absence of the conditions under which they are required.


      (2)   Exhibits.
            --------

Item No.           Description                                Location
--------    ----------------------------           ---------------------------------
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

   10       Hillsborough Apartment Complex         Filed on January 11, 1993, as
            acquisition agreement                  Exhibit A to Registrant's Form 8-K
                                                   (File No. 0-18261)

            Peppertree Apartment Complex           Filed on October 12, 1993, as
            acquisition agreement                  Exhibit A to Registrant's Form 8-K
                                                   (File No. 0-18261)

            Barkley Place Office Building          Filed on July 26, 1994, as
            acquisition agreement                  Exhibit A to Registrant's Form 8-K
                                                   (File No. 0-18261)



            6601 College Boulevard Office          Filed on February 27, 1996, as
            Building acquisition agreement         Exhibit A to Registrant's Form 8-K
                                                   (File No. 0-18261)

   13       Tower Properties Company's             Filed on March 04, 1998, as
            annual report to its security holders  Exhibit 13 to Registrant's 1997
            for the 1997 fiscal year.  Such        Form 10-K (File No. 0-18261)
            report is furnished for the informa-
            tion of the Commission and is not
            to be deemed as filed as a part of
            this report.

   21       A list of Tower Properties             See attached Exhibit 21
            Company subsidiaries

      (b)   Reports on Form 8-K.  Registrant filed no required reports on Form 8-K during
            -------------------
            the last quarter of 1997.


                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TOWER PROPERTIES COMPANY
                                             (Registrant)


DATE:  March 31, 1998               BY: /s/ JAMES M. KEMPER, JR.
                                       ------------------------------------
                                                James M. Kemper, Jr.
                                       Chairman and Chief Executive Officer


DATE:  March 31, 1998               BY: /s/ CHESTER A. WITTWER, JR.
                                       ------------------------------------
                                              Chester A. Wittwer, Jr.
                                           Vice President and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


DATE:  March 31, 1998               BY: /s/ NEIL T. DOUTHAT
                                       ------------------------------------
                                                Neil T. Douthat
                                                   Director


DATE:  March 31, 1998               BY: /s/ BRIAN D. EVERIST
                                       ------------------------------------
                                               Brian D. Everist
                                                   Director


DATE:  March 31, 1998               BY: /s/ JONATHAN M. KEMPER
                                       ------------------------------------
                                              Jonathan M. Kemper
                                                  Director


DATE:  March 31, 1998               BY: /s/ THOMAS R WILLARD
                                       ------------------------------------
                                               Thomas R. Willard
                                            President and Director


                                    -13-
