Form 10-Q
period 1998-03-31
TOWER PROPERTIES CO
filed 1998-05-15
CIK 98827

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITY EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 1998
                       --------------------------------

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
  Yes   X                    .    No                              .
  ----------------------------    ---------------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                        181,034 shares of common stock
                        ------------------------------
                 $1.00 par value per share, at April 15, 1998

                         TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS

                                  MARCH 31, 1998 AND DECEMBER 31, 1997

                                                                              (UNAUDITED)
                             ASSETS                                               1998                    1997
                                                                             ------------            ------------
 Cash                                                                        $     33,753            $     21,137
 Short Term Investment                                                             63,157                  63,118
 Related Party Investment, At Market                                            4,870,930               4,607,407
 Accounts Receivable                                                            1,033,886                 907,012
 Notes Receivable                                                                 168,349                 210,865
 Tenant Leasehold Improvements, Net                                             3,743,929               3,732,907
 Construction in Progress                                                       8,068,475               4,986,958
 Prepaid Expenses and Other Assets                                                749,614                 763,718

 Rental Income Property, Net                                                   50,668,603              51,055,746
 Real Estate Held for Sale                                                        923,484                 912,081
 Equipment and Furniture, Net                                                   3,462,285               3,514,670
                                                                             ------------            ------------

 Total Assets                                                                $ 73,786,465            $ 70,775,619
                                                                             ============            ============

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities                                    $  2,236,868            $  1,092,359
   Related Party Line of Credit                                                   675,000               1,395,000
   Income Taxes Payable                                                           328,209                  66,091
   Deferred Income Taxes                                                        1,451,890               1,354,387
   Mortgage Notes Payable                                                      42,089,489              41,634,615
                                                                             ------------            ------------

 Total Liabilities                                                             46,781,456              45,542,452

 Minority Interest                                                                164,836                 159,667

 Commitments and Contingencies

 Stockholders' Investment:
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                            --                      --
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        183,430 and 178,430 shares in 1998 and
           and 1997, respectively                                                 183,430                 178,430
   Paid-In Capital                                                             18,175,272              17,355,872
   Retained Earnings                                                            6,111,080               5,656,677
   Unrealized Holding Gain for Securities                                       2,524,657               2,358,637
                                                                             ------------            ------------
                                                                               26,994,439              25,549,616
   Less Treasury Stock, At Cost (2,396 and
        7,396 shares in 1998 and 1997, respectively)                             (154,266)               (476,116)
                                                                             ------------            ------------
     Total Stockholders' Investment                                            26,840,173              25,073,500
                                                                             ------------            ------------

 Total Liabilities and Stockholders' Investment                              $ 73,786,465            $ 70,775,619
                                                                             ============            ============

 The accompanying notes are an integral part of these consolidated balance sheets.

                                        TOWER PROPERTIES COMPANY
                                   CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997
                                              (UNAUDITED)

                                                                                 1998                    1997
                                                                              -----------             -----------
REVENUES:
  Rent                                                                        $ 3,823,787             $ 3,918,749
  Rent, Related Party                                                             138,977                 161,217
  Management and Service Fees                                                      56,523                  23,232
  Management and Services Fees, Related Party                                     271,584                  80,973
  Proceeds from Easement                                                          242,589                       -
  Interest and Other Income                                                        69,418                  53,768
                                                                              -----------             -----------
Total Revenues                                                                  4,602,878               4,237,939
                                                                              -----------             -----------

COSTS & EXPENSES:
  Salaries and Employee Benefits                                                  610,952                 433,690
  Depreciation                                                                    614,205                 576,410
  Maintenance and Repairs                                                         665,834                 700,987
  Taxes Other than Income                                                         352,031                 325,539
  Utilities                                                                       323,705                 329,118
  Interest                                                                        795,522                 733,856
  Amortization of Leasehold Improvements                                          301,222                 391,342
  Leasing and Advertising                                                          30,242                  26,075
  Professional Fees                                                                27,754                  31,678
  Insurance                                                                        54,588                  52,449
  Other                                                                            97,051                  95,243
                                                                              -----------             -----------
Total Costs and Expenses                                                        3,873,106               3,696,387

Income Before Minority Interest and
  Provision for Income Taxes                                                      729,772                 541,552
Minority Interest In Income of Subsidiary                                          (5,169)                 (6,078)
                                                                              -----------             -----------

Income Before Income Taxes                                                        724,603                 535,474

PROVISION FOR INCOME TAXES                                                        270,200                 197,970
                                                                              -----------             -----------

NET INCOME                                                                    $   454,403             $   337,504
                                                                              ===========             ===========

Earnings Per Share:
  Basic                                                                       $      2.59             $      1.97
                                                                              ===========             ===========
  Diluted                                                                     $      2.58             $      1.97
                                                                              ===========             ===========
Weighted Average Common Shares Outstanding:
  Basic                                                                           175,478                 170,892
                                                                              ===========             ===========
  Diluted                                                                         175,916                 171,492
                                                                              ===========             ===========

The accompanying notes are an integral part of these consolidated statements.

                                        TOWER PROPERTIES COMPANY
                              CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                     FOR THE THREE MONTHS ENDING MARCH 31, 1998 AND MARCH 31, 1997
                                              (UNAUDITED)


                                                                                  1998                    1997
                                                                              -----------             -----------
 Retained Earnings, Beginning
   of Period                                                                  $ 5,656,677             $ 4,118,935

 Net Income                                                                       454,403                 337,504
                                                                              -----------             -----------

 Retained Earnings, End of Period                                             $ 6,111,080             $ 4,456,439
                                                                              ===========             ===========

 The accompanying notes are an integral part of these consolidated statements.

                    TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
                     FOR THE THREE MONTHS ENDING MARCH 31, 1998 AND MARCH 31, 1997
                                              (UNAUDITED)

                                                                                 1998                    1997
                                                                              -----------             -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                 $   454,403             $   337,504
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                                               614,205                 576,410
       Amortization of Leasehold Improvements                                     301,222                 391,342
     Change in Assets and Liabilities, Net:
       Accounts Receivable                                                       (126,874)                (52,331)
       Notes Receivable                                                            42,516                  10,310
       Prepaid Expenses and Other Assets                                           14,104                  15,081
       Accounts Payable and Other Liabilities                                   1,144,509                 185,276
       Income Taxes Payable                                                       262,118                 179,970
                                                                              -----------             -----------
 Net Cash Provided by Operating Activities                                      2,706,203               1,643,562
                                                                              -----------             -----------

 CASH FLOW FROM INVESTING ACTIVITIES:
   Increase in Construction in Progress                                        (3,081,517)             (1,317,035)
   Additions to Real Estate Held for Sale, Net                                    (11,403)                  --
   Additions to Equipment & Furniture, Net                                       (165,877)               (120,769)
   Additions to Rental Income Property, Net                                        (8,800)                 (7,134)
   Additions to Leasehold Improvements, Net                                      (312,283)                (52,543)
                                                                              -----------             -----------
 Net Cash Used in Investing Activities                                         (3,579,880)             (1,497,481)
                                                                              -----------             -----------

 CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                               (320,126)               (204,639)
   Proceeds from Long Term Borrowings                                             775,000               3,920,000
   Reduction in Short Term Borrowings, Net                                       (720,000)             (3,892,313)
   Issuance of Common Stock                                                       676,250                   --
   Sale of Treasury Stock                                                         470,000                   --
   Purchase of Treasury Stock                                                        -                     (1,071)
   Increase in Minority Interest                                                    5,169                   6,078
                                                                              -----------             -----------
 Net Cash Provided by (Used In) Financing Activities                              886,293                (171,945)
                                                                              -----------             -----------

 NET INCREASE (DECREASE) IN CASH                                                   12,616                 (25,864)

 CASH, Beginning of Period                                                         21,137                  52,772
                                                                              -----------             -----------
 CASH, End of Period                                                          $    33,753             $    26,908
                                                                              ===========             ===========

 The accompanying notes are an integral part of these statements.

                   TOWER PROPERTIES COMPANY AND SUBSIDIARIES
                FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by the Company and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K as of and for the year ended December 31, 1997.
      The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay and Jackson County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consists of office buildings, apartment complexes, a warehouse and a warehouse/office facility and automobile parking lots and garages.

2. Rental revenue is recognized on a straight-line basis over the term of individual leases.

3. Interest of $66,941 and $6,386 was capitalized during the first three months of 1998 and 1997, respectively.

4. Interest paid during the first three months of 1998 and 1997 for long-term mortgages amounted to $839,642 and $575,653, respectively. Interest paid to related party was $22,821 and $164,589 for the first three months of 1998 and 1997, respectively. Income taxes paid during the first three months of 1998 and 1997 amounted to $8,082 and $28,000, respectively.

5. Certain prior quarter amounts have been reclassified to conform to the 1998 presentation.

6. Under SFAS No. 115, the investment in Commerce common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $4,007,392 net of tax effects of $1,482,735 is reflected as a separate component of equity. The increase in the net unrealized holding gain for the three months from December 31, 1997 to March 31, 1998 was $166,020, net of deferred taxes.

7. COMMITMENTS AND CONTINGENCIES:
      Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company.
      Due to governmental regulations regarding asbestos and the uncertainty surrounding the advantages and disadvantages of asbestos removal, Tower Properties Company will continue to monitor the status of asbestos in its commercial office buildings and will take appropriate action when required.
      The cost to remove all asbestos from properties owned by Tower Properties Company cannot be determined; however, these removal costs could have a significant adverse impact on the future operations and liquidity of Tower Properties Company
      The Company has outstanding construction commitments of $1,094,117 as of March 31, 1998.

8. PENDING LAND SALE:
      In February, 1998 the Company entered into an agreement to sell approximately 15 acres of land held for sale for $2,800,000 which will result in a gain after taxes of approximately $1,700,000, when the transaction in consummated.

9. STOCK BASED COMPENSATION:
      In January, 1998, the Company's Chairman exercised 5,000 nonqualified stock options granted in 1997 with an exercise price of $94.00 per share. Treasury shares were used to satisfy the options.
      Also in January, 1998, an additional 5,000 nonqualified stock options were granted to the Chairman with an exercise price of $135.25. The options, exercisable for five years from the date of grant were exercised in March, 1998. Additional shares were issued to satisfy the options.
      The Company accounts for the options under APB No. 25, under which no compensation cost has been recognized.

10. COMPREHENSIVE INCOME:
      In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective for periods beginning after December 15, 1997. SFAS No. 130 requires the display of comprehensive income and its components in the financial statements. The Company has adopted SFAS No. 130 for the three months ending March 31, 1998. Comprehensive income for the Company includes net income and unrealized appreciation on available for sale securities. The following table presents comprehensive income for the three months ending March 31, 1998 and 1997:

                                                      1998              1997
                                                      ----              ----
Net Income                                          $454,403          $337,504
Unrealized appreciation                              166,020           (68,142)
   (depreciation) on available for
   sale securities (net of deferred
   tax (expense) benefit of $(97,503) and
   $27,662 for 1998 and 1997,
   respectively)
Total Comprehensive Income                          $620,423          $269,362

                MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND
                       RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the three months ended March 31, 1998. On December 18, 1996, the Company acquired the 9909 Lakeview Avenue warehouse located in Lenexa, Kansas, for $3,675,000. The Company used the line of credit with Commerce Bank, N.A. to acquire this property. In February, 1997, a $2,720,000 twenty-year term mortgage loan was secured for this property from Prudential Insurance of America. The proceeds of this loan were used to reduce the line of credit. On December 27, 1996, the Company acquired the 9221 Quivera commercial office building and an adjoining 70,000 square foot vacant parcel of land, located in Overland Park, Kansas for $1,750,000. The Company used the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1997, a $1,200,000 loan with a twenty-year amortization and a five-year balloon payment was secured for this property with Mark Twain Kansas City Bank. The proceeds from this loan were used to reduce the line of credit. During 1997, the Company began construction of an additional 140 units at the New Mark apartment complex. The Company used the line of credit with Commerce Bank, N.A. to fund the construction. In October, 1997, a $5,000,000 twenty-year term mortgage loan was secured for this property from Ohio National. The proceeds of this loan were used to reduce the line of credit. Also in October, 1997, the Company secured a $6,750,000 fifteen-year mortgage loan on the 811 Main office building. The proceeds from this loan were used to pay off the line of credit and the remainder was invested in short term investments until it was necessary to borrow additional funds to finance the low rise elevator modernization and the replacement of the chiller and cooling towers in the Commerce Tower office building. In March, 1998, the Company secured a $775,000 eighteen-year mortgage loan on the expansion of the 9200 Cody warehouse/office facility. The proceeds from this loan were used to reduce the line of credit.


                 THREE MONTHS ENDED MARCH 31, 1998
        COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1997

RESULT OF OPERATIONS:
      Overall total revenue increased $364,939. The following is an explanation of the significant changes. Parking income increased 12% due to the opening of the 601 Main surface parking lot in March, 1997, the increased parking spaces due to the demolition of the Texaco station at 600 Main parking lot and the increase in rental rates for all surface parking with Commerce Bank for their employee parking, and the 40% increase due to the expansion of the 9200 Cody warehouse/office facility in October, 1997, offset by the decrease in occupancy in the 811 Main commercial office building and the vacancy of the 9909 Lakeview warehouse in October, 1997 are primarily responsible for the $117,202 decrease in rental income. The increase in management fees income and salary expense is comprised of the fee earned for management of and lease commission earned for the Commerce Trust, Commerce Bank and the Executive Plaza office buildings, the management fee income earned from payroll due to the increase in management and building personnel and the payment of the 1997 buyout accrual for the union construction employees paid in January, 1998. The Company granted and received $242,589 for a Kansas City Power and Light easement on its 6601 College Boulevard commercial office building location.
      The increase in depreciation is the depreciation of the low rise elevators in the Commerce Tower and the expansion of the 9200 Cody warehouse/office facility. The decrease of $35,153 in maintenance and repairs is primarily due to elevator and escalator repairs in the Commerce Tower and the snow removal expense at Hillsborough and Peppertree apartment complexes during 1997. The increase in taxes other than income is the increase in the real estate assessment of the Commerce Tower and the Stanley warehouse real estate taxes previously paid by the tenant in a triple net lease.
      The increase in interest is primarily the interest payments on the Phase III New Mark apartments and the 811 Main building/garage mortgage loans offset by the reduction of the line of credit interest expense and the capitalized interest during construction of the Phase III New Mark construction project. The vacancy of the 5th, 8th, 12th, 18th and 22nd floor UtiliCorp space in the Commerce Tower building is primarily the result of the decrease in amortization of leasehold improvements.

ENVIRONMENTAL ISSUES:
      In accordance with Federal, State and local laws regarding asbestos, Tower Properties Company is not required to remove, but will continue to monitor the status of asbestos in its commercial office buildings.
      The cost to remove all asbestos from properties owned by Tower Properties Company can not been determined; however, these removal costs could have a significant adverse impact on the future operations and liquidity of Tower Properties Company.

AMERICANS WITH DISABILITIES ACT:
      Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. There have been no costs incurred during the first quarter of 1998.

YEAR 2000
      The Company has assessed the key financial, information and operational systems. Management does not anticipate that the Company will encounter significant operational issues related to the year 2000. Furthermore, the financial impact of making required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
      For the quarter ended March 31, 1998, 5,000 shares of common stock were sold at a price of $94.00 per share and 5,000 shares of common stock were sold at a price of $135.25 per share in private offerings exempt from registration under section 4(2) of the Securities Act of 1933. The securities were offered and sold to one person who is an Executive Officer and Director of the issuer and an "accredited investor". The purchase price was paid in cash and no discounts or commissions were paid in connection with the sale. The stock was acquired pursuant to the exercise of non-qualified stock options.

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



Date:  May 15, 1998