Form 10-Q
period 1998-06-30
TOWER PROPERTIES CO
filed 1998-08-14
CIK 98827

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITY EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1998
                         -------------------------------

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

  Suite 100,   911 Main Street,       Kansas City, Missouri          64105
------------------------------------------------------------------------------
(Address of principal executive offices)                            Zip Code

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
  Yes   X                       .    No                        .
---------------------------------    ---------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                        181,094 shares of common stock
                        ------------------------------
                 $1.00 par value per share, at July 15, 1998

                             TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                                      June 30, 1998 and December 31, 1997

                                                                  (UNAUDITED)
                          ASSETS                                      1998                   1997
                                                                 ------------            ------------
 Cash                                                            $     42,965            $     21,137
 Short Term Investment                                                 63,198                  63,118
 Related Party Investment, At Market                                4,979,314               4,607,407
 Accounts Receivable                                                1,048,467                 907,012
 Notes Receivable                                                     152,510                 210,865
 Tenant Leasehold Improvements, Net                                 3,793,320               3,732,907
 Construction in Progress                                           2,755,854               4,986,958
 Prepaid Expenses and Other Assets                                    696,934                 763,718

 Rental Income Property, Net                                       55,921,704              51,055,746
 Real Estate Held for Sale                                            930,991                 912,081
 Equipment and Furniture, Net                                       4,086,082               3,514,670
                                                                 ------------            ------------

 Total Assets                                                    $ 74,471,339            $ 70,775,619
                                                                 ============            ============

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Liabilities:
   Accounts Payable and Other Liabilities                        $  1,795,541            $  1,092,359
   Related Party Line of Credit                                     1,825,000               1,395,000
   Income Taxes Payable                                               301,525                  66,091
   Deferred Income Taxes                                            1,574,308               1,354,387
   Mortgage Notes Payable                                          41,757,478              41,634,615
                                                                 ------------            ------------

 Total Liabilities                                                 47,253,852              45,542,452

 Minority Interest                                                    167,685                 159,667

 Commitments and Contingencies

 Stockholders' Investment:
 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                --                           --
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        183,430 and 178,430 shares in 1998
           and 1997, respectively                                     183,430                 178,430
   Paid-In Capital                                                 18,180,313              17,355,872
   Retained Earnings                                                6,325,838               5,656,677
   Unrealized Holding Gain for Securities                           2,510,624               2,358,637
                                                                 ------------            ------------
                                                                   27,200,205              25,549,616
   Less Treasury Stock, At Cost (2,336 and
       7,396 shares in 1998 and 1997, respectively)                  (150,403)               (476,116)
                                                                 ------------            ------------
     Total Stockholders' Investment                                27,049,802              25,073,500
                                                                 ------------            ------------

 Total Liabilities and Stockholders' Investment                  $ 74,471,339            $ 70,775,619
                                                                 ============            ============

 The accompanying notes are an integral part of these consolidated balance sheets.

                                              TOWER PROPERTIES COMPANY
                                         CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997
                                                    (UNAUDITED)

                                                                     1998                    1997
                                                                 ------------            ------------
REVENUES:
  Rent                                                           $  7,672,223            $  7,976,074
  Rent, Related Party                                                 449,475                 322,480
  Management and Service Fees                                          65,261                  27,699
  Management and Services Fees, Related Party                         203,716                  40,437
  Proceeds from Easement                                              242,589                    --
  Interest and Other Income                                           137,705                 139,558
                                                                 ------------            ------------
Total Revenues                                                      8,770,969               8,506,248
                                                                 ------------            ------------

COSTS & EXPENSES:
  Salaries and Employee Benefits                                      880,857                 753,291
  Depreciation                                                      1,281,581               1,162,737
  Maintenance and Repairs                                           1,423,991               1,456,265
  Taxes Other than Income                                             704,062                 651,078
  Utilities                                                           650,558                 618,025
  Interest                                                          1,684,693               1,185,989
  Interest, Related Party                                             (45,993)                279,975
  Amortization of Leasehold Improvements                              601,516                 620,812
  Leasing and Advertising                                              59,814                  60,286
  Professional Fees                                                   100,204                  51,455
  Insurance                                                           106,755                 106,062
  Other                                                               212,773                 197,470
                                                                 ------------            ------------
Total Costs and Expenses                                            7,660,811               7,143,445

Income Before Minority Interest and
  Provision for Income Taxes                                        1,110,158               1,362,803
Minority Interest In Income of Subsidiary                              (8,017)                (11,895)
                                                                 ------------            ------------


Income Before Income Taxes                                          1,102,141               1,350,908

PROVISION FOR INCOME TAXES                                            432,980                 503,986
                                                                 ------------            ------------

NET INCOME                                                       $    669,161            $    846,922
                                                                 ============            ============

Earnings Per Share:
  Basic                                                          $       3.75            $       4.96
                                                                 ============            ============
  Diluted                                                        $       3.75            $       4.95
                                                                 ============            ============
Weighted Average Common Shares Outstanding:
  Basic                                                               178,271                 170,888
                                                                 ============            ============
  Diluted                                                             178,490                 171,074
                                                                 ============            ============

The accompanying notes are an integral part of these consolidated statements.

                                           TOWER PROPERTIES COMPANY
                                      CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                 (UNAUDITED)
                                                                      1998                   1997
                                                                  -----------             -----------
REVENUES:
  Rent                                                            $ 3,929,630             $ 4,057,325
  Rent, Related Party                                                 229,301                 161,263
  Management and Service Fees                                           8,738                   4,467
  Management and Services Fees, Related Party                          77,416                  23,953
  Interest and Other Income                                            68,290                  85,790
                                                                  -----------             -----------
Total Revenues                                                      4,313,375               4,332,798
                                                                  -----------             -----------

COSTS & EXPENSES:
  Salaries and Employee Benefits                                      415,189                 384,090
  Depreciation                                                        667,376                 586,327
  Maintenance and Repairs                                             758,157                 755,278
  Taxes Other than Income                                             352,031                 325,539
  Utilities                                                           326,853                 288,907
  Interest                                                            845,051                 610,336
  Interest, Related Party                                              (1,873)                121,772
  Amortization of Leasehold Improvements                              300,294                 229,470
  Leasing and Advertising                                              29,572                  34,211
  Professional Fees                                                    72,450                  19,777
  Insurance                                                            52,167                  53,613
  Other                                                               115,722                 102,227
                                                                  -----------             -----------
Total Costs and Expenses                                            3,932,989               3,511,547

Income Before Minority Interest and
  Provision for Income Taxes                                          380,386                 821,251
Minority Interest In Income of Subsidiary                              (2,848)                 (5,817)
                                                                  -----------             -----------


Income Before Provision for Income Taxes                              377,538                 815,434

PROVISION FOR INCOME TAXES:
  Currently Payable                                                   162,780                 306,016
                                                                  -----------             -----------

NET INCOME                                                        $   214,758             $   509,418
                                                                  ===========             ===========

Earnings Per Share:
  Basic                                                           $      1.19             $      2.98
                                                                  ===========             ===========
  Diluted                                                         $      1.19             $      2.97
                                                                  ===========             ===========
Weighted Average Common Shares Outstanding:
  Basic                                                               181,032                 170,884
                                                                  ===========             ===========
  Diluted                                                             181,032                 171,627
                                                                  ===========             ===========

The accompanying notes are an integral part of these consolidated statements.

                                          TOWER PROPERTIES COMPANY
                                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                         FOR THE SIX MONTHS ENDING JUNE 30, 1998 AND JUNE 30, 1997
                                                (UNAUDITED)

                                                                      1998                    1997
                                                                  -----------             -----------
 Retained Earnings, Beginning
   of Period                                                      $ 5,656,677             $ 4,118,935

 Net Income                                                           669,161                 846,922
                                                                  -----------             -----------

 Retained Earnings, End of Period                                 $ 6,325,838             $ 4,965,857
                                                                  ===========             ===========

 The accompanying notes are an integral part of these consolidated statements.

                      TOWER PROPERTIES COMPANY - CONSOLIDATED STATEMENTS OF CASH FLOW
                         FOR THE SIX MONTHS ENDING JUNE 30, 1998 AND JUNE 30, 1997
                                                (UNAUDITED)

                                                                      1998                    1997
                                                                  -----------             -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                     $   669,161             $   846,922
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                                 1,281,581               1,162,737
       Amortization of Leasehold Improvements                         601,516                 620,812
     Change in Assets and Liabilities, Net:
       Accounts Receivable                                           (141,455)               (210,316)
       Notes Receivable                                                58,355                  15,120
       Prepaid Expenses and Other Assets                               66,784                 (29,319)
       Accounts Payable and Other Liabilities                         703,182               1,006,341
       Income Taxes Payable                                           235,434                 122,670
                                                                  -----------             -----------
 Net Cash Provided by Operating Activities                          3,474,558               3,534,967
                                                                  -----------             -----------

 CASH FLOW FROM INVESTING ACTIVITIES:
   Construction of New Mark Phase III                              (6,418,351)                    --
   Decrease (Increase) in Construction in Progress                  2,231,104              (2,795,950)
   Additions to Real Estate Held for Sale, Net                        (18,910)                (17,998)
   Additions to Equipment & Furniture, Net                           (291,880)               (296,544)
   Additions to Rental Income Property, Net                            (8,800)                (36,578)
   Additions to Leasehold Improvements, Net                          (661,928)               (321,724)
                                                                  -----------             -----------
 Net Cash Used in Investing Activities                             (5,168,765)             (3,468,794)
                                                                  -----------             -----------

 CASH FLOW FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                   (652,137)               (427,199)
   Proceeds from Long Term Borrowings                                 775,000               3,920,000
   Net Change in Short Term Borrowings                                430,000              (3,617,313)
   Issuance of Common Stock                                           676,250                     --
   Sale of Treasury Stock                                             470,000                     --
   Purchase of Treasury Stock                                          (1,160)                 (1,071)
   Treasury Shares to Directors                                        10,064                     --
   Increase in Minority Interest                                        8,018                  11,895
                                                                  -----------             -----------
 Net Cash Provided by (Used In) Financing Activities                1,716,035                (113,688)
                                                                  -----------             -----------

 NET INCREASE (DECREASE) IN CASH                                       21,828                 (47,515)

 CASH, Beginning of Period                                             21,137                  52,772
                                                                  -----------             -----------
 CASH, End of Period                                              $    42,965             $     5,257
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

3. Interest of $94,122 and $30,152 was capitalized during the first six months of 1998 and 1997, respectively.

4. Interest paid during the first six months of 1998 and 1997 for long-term mortgages amounted to $1,684,693 and $1,187,075, respectively. Interest paid to related party was $48,129 and $279,975 for the first six months of 1998 and 1997, respectively. Income taxes paid during the first six months of 1998 and 1997 amounted to $197,546 and $381,316, respectively.

5. Certain prior quarter amounts have been reclassified to conform to the 1998 presentation.

6. Under SFAS No. 115, the investment in Commerce common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $4,115,777 net of tax effects of $2,510,624 is reflected as a separate component of equity. There was an increase in the net unrealized holding gain for the six months from December 31, 1997 to June 30, 1998 of $151,987, net of deferred taxes, and a decrease of $14,033 for the three months from March 31, 1998 to June 30, 1998, net of deferred taxes.

7.  COMMITMENTS AND CONTINGENCIES:
      Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company.
      Due to governmental regulations regarding asbestos and the uncertainty surrounding the advantages and disadvantages of asbestos removal, Tower Properties Company will continue to monitor the status of asbestos in its commercial office buildings and will take appropriate action when required.
      The cost to remove all asbestos from properties owned by Tower Properties Company cannot be determined; however, these removal costs could have a significant adverse impact on the future operations and liquidity of Tower Properties Company.
      The Company has outstanding construction commitments of $8,755,000 as of June 30, 1998.

8.  PENDING LAND SALE:
      The Company has agreements to sell land held for approximately $4,000,000. It is the Company's intent to enter into a tax free exchange for this land with the purchase of the Lincoln Oaks apartment complex in the amount of $4,950,000. The 98 unit apartment complex is located in Overland Park, Kansas.

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

10.  COMPREHENSIVE INCOME:
      In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective for periods beginning after December 15, 1997. SFAS No. 130 requires the display of comprehensive income and its components in the financial statements. The Company has adopted SFAS No. 130 for the six months ending June 30, 1998. Comprehensive income for the Company includes net income and unrealized appreciation on available for sale securities. The following table presents comprehensive income for the six months and three months ending June 30, 1998 and 1997:

                                                      Six Months      Six Months
                                                         1998            1997
                                                         ----            ----
Net Income                                             $669,161       $846,922
Unrealized appreciation                                 151,987        (83,444)
   (depreciation) on available for
    sale securities (net of deferred
    tax (expense) benefit of $(219,920) and
    $18,676 for 1998 and 1997,
    respectively)                                      --------       --------
Total Comprehensive Income                             $821,148       $763,478
                                                       ========       ========

                                                      Three Months   Three Months
                                                          1998           1997
                                                          ----           ----
Net Income                                             $214,758       $509,418
Unrealized appreciation                                 (14,033)       (15,302)
   (depreciation) on available for
    sale securities (net of deferred
    tax (expense) benefit of $(122,417) and
    $8,986 for 1998 and 1997,
    respectively)                                      --------       --------
Total Comprehensive Income                             $200,725       $494,116
                                                       ========       ========

             MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the six months ended June 30, 1998. On December 18, 1996, the Company acquired the 9909 Lakeview Avenue warehouse located in Lenexa, Kansas, for $3,675,000. The Company used the line of credit with Commerce Bank, N.A. to acquire this property. In February, 1997, a $2,720,000 twenty-year term mortgage loan was secured for this property from Prudential Insurance of America. The proceeds of this loan were used to reduce the line of credit. On December 27, 1996, the Company acquired the 9221 Quivera commercial office building and an adjoining 70,000 square foot vacant parcel of land, located in Overland Park, Kansas for $1,750,000. The Company used the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1997, a $1,200,000 loan with a twenty-year amortization and a five-year balloon payment was secured for this property with Mark Twain Kansas City Bank. The proceeds from this loan were used to reduce the line of credit. During 1997, the Company began construction of an additional 140 units at the New Mark apartment complex. The Company used the line of credit with Commerce Bank, N.A. to fund the construction. In October, 1997, a $5,000,000 twenty-year term mortgage loan was secured for this property from Ohio National. The proceeds of this loan were used to reduce the line of credit. Also in October, 1997, the Company secured a $6,750,000 fifteen-year mortgage loan on the 811 Main office building. The proceeds from this loan were used to pay off the line of credit and the remainder was invested in short term investments until it was necessary to borrow additional funds to finance the low rise elevator modernization and the replacement of the chiller and cooling towers in the Commerce Tower office building. In March, 1998, the Company secured a $775,000 eighteen-year mortgage loan on the expansion of the 9200 Cody warehouse/office facility. The proceeds from this loan were used to reduce the line of credit.


                        SIX MONTHS ENDED JUNE 30, 1998
              COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1997

RESULT OF OPERATIONS:
      Overall total revenue increased $264,721. The following is an explanation of the significant changes. Parking income increased 11% due to the opening of the 601 Main surface parking lot in March, 1997, the increased parking spaces due to the demolition of the Texaco station at 600 Main parking lot and the increase in rental rates for all surface parking with Commerce Bank for their employee parking. The expansion of the 9200

Cody warehouse/office facility in October, 1997 created a 45% increase in rental income for that facility, offset by the decrease in occupancy in the 811 Main commercial office building and the vacancy of the 9909 Lakeview warehouse in October, 1997 are primarily responsible for the $176,856 decrease in rental income. The increase in management fees income and salary expense is comprised of the fee earned for management of, lease commission and construction fees earned for the Commerce Trust, Commerce Bank and the Executive Plaza office buildings. The management fee income earned from payroll due to the increase in management personnel and the payment of the 1997 buyout accrual for the union construction employees paid in January, 1998. The Company granted and received $242,589 for a Kansas City Power and Light easement on its 6601 College Boulevard commercial office building location.
      The increase in depreciation is the expense for the modernization of the low rise elevators in the Commerce Tower and the expansion of the 9200 Cody warehouse/office facility. The decrease of $32,274 in maintenance and repairs is primarily due to special repairs made to Barkley Place and 811 Main commercial office buildings, the 711 and 6th & Walnut parking facility, an increase in cleaning, security and engineering expenses at the 811 Main commercial office building, offset by 1997 special repairs at the 811 and 710 parking garages and elevator and escalator repairs in the Commerce Tower commercial office building. The increase in taxes other than income is the increase in the real estate assessment of the Commerce Tower and the Stanley warehouse real estate taxes previously paid by the tenant in a triple net lease.
      Utilities increased primarily due to the Stanley warehouse vacancy and the Phase III New Mark apartment complex. The increase in interest is primarily the interest payments on the Phase III New Mark apartments and the 811 Main building/garage mortgage loans offset by the reduction of the line of credit interest expense and the capitalized interest during construction of the Phase III New Mark construction project. The decrease in amortization expense of leasehold improvements is comprised of 1998 tenant improvements in the Commerce Tower and Barkley Place commercial office buildings and 9200 Cody warehouse expansion, offset by the write off of the vacancy of the 5th, 8th, 12th, 18th and 22ndfloor UtiliCorp space in the Commerce Tower commercial office building.
      Professional fees have increased due to management's decision to review its current software and computer system to further enhance its overall performance and to address the issues related to the year 2000.

                    THREE MONTHS ENDED JUNE 30, 1998
           COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997

RESULT OF OPERATIONS:
      Increased parking spaces due to the demolition of the Texaco station at 601 Main parking lot and the increase in rental rates for all surface parking with Commerce Bank for their employee parking, the completion of Phase III of the New Mark apartment complex, the expansion of the 9200 Cody warehouse/office facility, offset by the decrease in occupancy in the 811 Main commercial office building, the partial vacancy of the 908/10 Walnut commercial office building and the vacancy of the 9909 Lakeview warehouse are responsible for the $59,657 decrease in rental income. The increase in management fees income and salary expense is comprised of the fee earned for management of, lease commission and construction fees earned for the Commerce Trust, Commerce Bank and the Executive Plaza office buildings.
      The increase in depreciation is the depreciation expense for the modernization of the low rise elevators in the Commerce Tower and the expansion of the 9200 Cody warehouse/office facility. The increase in taxes other than income is the increase in the real estate assessment of the Commerce Tower and the Stanley warehouse real estate taxes previously paid by the tenant in a triple net lease.
      Utilities increased primarily due to the Stanley warehouse vacancy and the Phase III New Mark apartment complex. The increase in interest is primarily the interest payments on the Phase III New Mark apartments and the 811 Main building/garage mortgage loans offset by the reduction of the line of credit interest expense and the capitalized interest during construction of the Phase III New Mark construction project. The increase in amortization expense of leasehold improvements is primarily due to the large expenditures for tenant improvements in the Commerce Tower commercial office building being amortized over the life of the respective leases for the three months ending June 30, 1998 compared to the same period in 1997.
      Professional fees have increased due to management's decision to review its current software and computer system to further enhance its overall performance and to address the issues related to the year 2000.

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

AMERICANS WITH DISABILITIES ACT:
      Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. There have been no costs incurred during the first six months of 1998.

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



Date:  August 15, 1998