Form 10-Q
period 1998-09-30
TOWER PROPERTIES CO
filed 1998-11-12
CIK 98827

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 1998
                     ------------------------------------

                        Commission File Number 0-18261
                           TOWER PROPERTIES COMPANY
                           ------------------------
            (Exact name of registrant as specified in its charter)



      Missouri                                                  (43-1529759)
 ----------------------                                        --------------
(State of incorporation)                                      (IRS tax number)

       Suite 100, 911 Main Street,        Kansas City, Missouri     64105
-------------------------------------------------------------------------------
(Address of principal executive offices)                          Zip Code

                                (816) 421-8255
              --------------------------------------------------
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes   X                                   No
----------------------------------------  -------------------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                        181,023 shares of common stock
                        ------------------------------
                $1.00 par value per share, at October 15, 1998

                         TOWER PROPERTIES COMPANY - CONSOLIDATED BALANCE SHEETS
                                SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                                             (UNAUDITED)
                       ASSETS                                   1998                      1997
                                                            -----------               -----------
Cash                                                        $    81,014               $    21,137
Short Term Investment                                            63,226                    63,118
Related Party Investment, At Market                           4,016,604                 4,607,407
Accounts Receivable                                           1,114,188                   907,012
Notes Receivable                                                233,705                   210,865
Tenant Leasehold Improvements, Net                            3,756,109                 3,732,907
Construction in Progress                                      4,208,798                 4,986,958
Prepaid Expenses and Other Assets                               758,263                   763,718

Rental Income Property, Net                                  55,561,991                51,055,746
Real Estate Held for Sale or Exchange                         1,873,404                   912,081
Equipment and Furniture, Net                                  3,753,465                 3,514,670
                                                            -----------               -----------
Total Assets                                                $75,420,767               $70,775,619
                                                            ===========               ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
   Accounts Payable and Other Liabilities                   $ 2,421,890               $ 1,092,359
   Related Party Line of Credit                               2,425,000                 1,395,000
   Income Taxes Payable                                         598,541                    66,091
   Deferred Income Taxes                                      1,198,851                 1,354,387
   Mortgage Notes Payable                                    41,418,456                41,634,615
                                                            -----------               -----------

Total Liabilities                                            48,062,738                45,542,452

Minority Interest                                               173,517                   159,667

Commitments and Contingencies

Stockholders' Investment:
Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                            --                        --
   Common Stock, Par Value $1.00
   Authorized 1,000,000 Shares, Issued
      183,430 and 178,430 shares in 1998 and
         and 1997, respectively                                 183,430                   178,430
Paid-In Capital                                              18,180,313                17,355,872
Retained Earnings                                             7,058,398                 5,656,677
Unrealized Holding Gain for Securities                        1,923,371                 2,358,637
                                                            -----------               -----------
                                                             27,345,512                25,549,616
Less Treasury Stock, At Cost (2,407 and
   7,396 shares in 1998 and 1997, respectively)                (161,000)                 (476,116)
                                                            -----------               -----------
      Total Stockholders' Investment                         27,184,512                25,073,500
                                                            -----------               -----------

Total Liabilities and Stockholders' Investment              $75,420,767               $70,775,619
                                                            ===========               ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                                         TOWER PROPERTIES COMPANY
                                   CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                              (UNAUDITED)
                                                               1998                      1997
                                                            -----------               -----------
REVENUES:
  Rent                                                      $11,685,505               $12,005,310
  Rent, Related Party                                           755,467                   511,772
  Management and Service Fees                                    65,562                    40,731
  Management and Services Fees, Related Party                   297,684                    58,570
  Real Estate Sales                                           1,386,000                     --
  Proceeds from Easement                                        242,589                     --
  Interest and Other Income                                     244,248                   196,673
                                                            -----------               -----------
Total Revenues                                               14,677,055                12,813,056
                                                            -----------               -----------

COSTS & EXPENSES:
  Costs of Real Estate Sold                                     390,569                       --
  Salaries and Employee Benefits                              1,322,678                 1,172,371
  Depreciation                                                1,943,003                 1,743,351
  Asset Write Down (Law Library)                                272,422                       --
  Maintenance and Repairs                                     2,260,727                 2,212,057
  Taxes Other than Income                                     1,036,843                   977,130
  Utilities                                                   1,047,334                   981,168
  Interest                                                    2,521,449                 1,792,874
  Interest, Related Party                                       (14,456)                  398,383
  Amortization of Leasehold Improvements                        830,194                   905,855
  Leasing and Advertising                                        86,477                    85,234
  Professional Fees                                             169,089                    75,523
  Insurance                                                     168,570                   157,402
  Other                                                         321,589                   297,970
                                                            -----------               -----------
Total Costs and Expenses                                     12,356,488                10,799,308

Income Before Minority Interest and
  Provision for Income Taxes                                  2,320,567                 2,013,748
Minority Interest In Income of Subsidiary                       (13,850)                  (17,783)
                                                            -----------               -----------

Income Before Income Taxes                                    2,306,717                 1,995,965

PROVISION FOR INCOME TAXES                                      904,996                   745,085
                                                            -----------               -----------

NET INCOME                                                  $ 1,401,721               $ 1,250,880
                                                            ===========               ===========

Earnings Per Share:
  Basic                                                     $      7.82               $      7.32
                                                            ===========               ===========
  Diluted                                                   $      7.82               $      7.31
                                                            ===========               ===========
Weighted Average Common Shares Outstanding:
  Basic                                                         179,210                   170,913
                                                            ===========               ===========
  Diluted                                                       179,356                   171,113
                                                            ===========               ===========
The accompanying notes are an integral part of these consolidated statements.

                                          TOWER PROPERTIES COMPANY
                                CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                    FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                                (UNAUDITED)

                                                                1998                      1997
                                                             ----------                ----------
Retained Earnings, Beginning
  of Period                                                  $5,656,677                $4,118,935

 Net Income                                                   1,401,721                 1,250,880
                                                             ----------                ----------

 Retained Earnings, End of Period                            $7,058,398                $5,369,815
                                                             ==========                ==========

The accompanying notes are an integral part of these consolidated statements.

                                          TOWER PROPERTIES COMPANY
                                     CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                                (UNAUDITED)
                                                                1998                      1997
                                                             ----------                ----------
REVENUES:
  Rent                                                       $4,013,282                $4,029,236
  Rent, Related Party                                           305,992                   189,292
  Management and Service Fees                                       301                    13,032
  Management and Services Fees, Related Party                    93,968                    18,133
  Real Estate Sales                                           1,386,000                       --
  Proceeds from Easements                                           --                        --
  Interest and Other Income                                     106,543                    57,115
                                                             ----------                ----------
Total Revenues                                                5,906,086                 4,306,808
                                                             ----------                ----------

COSTS & EXPENSES:
  Cost of Real Estate Sold                                      390,569                     --
  Salaries and Employee Benefits                                441,821                   419,080
  Depreciation                                                  661,422                   580,614
  Asset Write Down (Law Library)                                272,422                     --
  Maintenance and Repairs                                       836,736                   755,792
  Taxes Other than Income                                       332,781                   326,052
  Utilities                                                     396,776                   363,143
  Interest                                                      836,756                   606,885
  Interest, Related Party                                        31,537                   118,408
  Amortization of Leasehold Improvements                        228,678                   285,043
  Leasing and Advertising                                        26,663                    24,948
  Professional Fees                                              68,885                    24,068
  Insurance                                                      61,815                    51,340
  Other                                                         108,816                   100,490
                                                             ----------                ----------
Total Costs and Expenses                                      4,695,677                 3,655,863

Income Before Minority Interest and
  Provision for Income Taxes                                  1,210,409                   650,945
Minority Interest In Income of Subsidiary                        (5,833)                   (5,888)
                                                             ----------                ----------

Income Before Provision for Income Taxes                      1,204,576                   645,057

PROVISION FOR INCOME TAXES:
  Currently Payable                                             472,016                   241,099
                                                             ----------                ----------

NET INCOME                                                   $  732,560                $  403,958
                                                             ==========                ==========

Earnings Per Share:
  Basic                                                      $     4.05                $     2.36
                                                             ==========                ==========
  Diluted                                                    $     4.05                $     2.35
                                                             ==========                ==========
Weighted Average Common Shares Outstanding:
  Basic                                                         181,059                   170,962
                                                             ==========                ==========
  Diluted                                                       181,059                   171,763
                                                             ==========                ==========

The accompanying notes are an integral part of these consolidated statements.

                   FOR THE NINE MONTHS ENDING SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997
                                                (UNAUDITED)
                                                               1998                       1997
                                                            -----------               -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                               $ 1,401,721               $ 1,250,880
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                           1,943,003                 1,743,351
       Amortization of Leasehold Improvements                   830,194                   905,855
       Asset Write-down (Law Library)                           272,422                       --
     Change in Assets and Liabilities, Net:
       Accounts Receivable                                     (207,176)                   61,599
       Notes Receivable                                         (22,840)                 (147,867)
       Prepaid Expenses and Other Assets                          5,455                  (112,198)
       Accounts Payable and Other Liabilities                 1,329,531                 1,021,844
       Income Taxes Payable                                     532,450                    52,538
                                                            -----------               -----------
Net Cash Provided by Operating Activities                     6,084,760                 4,776,002
                                                            -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction of New Mark Phase III                        (6,418,351)                      --
   Decrease (Increase) in Construction in Progress              778,160                (4,650,474)
   Exchanged Real Estate Escrow                                (951,722)                      --
   Additions to Real Estate Held for Sale, Net                   (9,600)                 (158,333)
   Additions to Equipment & Furniture, Net                     (494,229)                 (549,048)
   Additions to Rental Income Property, Net                     (47,993)                 (312,611)
   Additions to Leasehold Improvements, Net                    (853,396)                 (367,902)
                                                            -----------               -----------
Net Cash Used in Investing Activities                        (7,997,131)               (6,038,368)
                                                            -----------               -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                             (991,159)                 (654,187)
   Proceeds from Long Term Borrowings                           775,000                 3,920,000
   Net Change in Short Term Borrowings                        1,030,000                (2,067,313)
   Issuance of Common Stock                                     676,250                     --
   Sale of Treasury Stock                                       470,000                     --
   Purchase of Treasury Stock                                   (11,757)                   (1,071)
   Treasury Shares to Directors                                  10,064                     9,945
   Increase in Minority Interest                                 13,850                    17,783
                                                            -----------               -----------
Net Cash Provided by Financing Activities                     1,972,248                 1,225,157
                                                            -----------               -----------

NET INCREASE (DECREASE) IN CASH                                  59,877                   (37,209)

CASH, Beginning of Period                                        21,137                    52,772
                                                            -----------               -----------
CASH, End of Period                                         $    81,014               $    15,563
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

3. Interest of $97,449 and $75,473 was capitalized during the first nine months of 1998 and 1997, respectively.

4. Interest paid during the first nine months of 1998 and 1997 for long-term mortgages amounted to $2,521,448 and $1,792,874, respectively. Interest paid to related party was $69,954 and $417,755 for the first nine months of 1998 and 1997, respectively. Income taxes paid during the first nine months of 1998 and 1997 amounted to $381,464 and $692,547, respectively.

5. Certain prior quarter amounts have been reclassified to conform to the 1998 presentation.

6. Under SFAS No. 115, the investment in Commerce common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $3,153,067 net of tax effects of $1,229,696 is reflected as a separate component of equity. There was a decrease in the net unrealized holding gain for the nine months from December 31, 1997 to September 30, 1998 of $435,266, net of deferred taxes, and a decrease of $587,253 for the three months from June 30, 1998 to September 30, 1998, net of deferred taxes.

7.  COMMITMENTS AND CONTINGENCIES:
       Congress passed the Americans With Disabilities Act of 1990 (the Act) which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company.
       Due to governmental regulations regarding asbestos and the uncertainty surrounding the advantages and disadvantages of asbestos removal, Tower Properties Company will continue to monitor the status of asbestos in its commercial office buildings and will take appropriate action when required.
       The cost to remove all asbestos from properties owned by Tower Properties Company cannot be determined; however, these removal costs could have a significant adverse impact on the future operations and liquidity of Tower Properties Company.
       The Company has outstanding construction commitments of $8,700,000 as of September 30, 1998. The Company also has an extraordinary repair project at Phase I & II of the New Mark apartment complex due to sudden termite damage in the amount of $1,590,000. The Company also has plans to make repairs in the amount of $834,000 to the 710 Main Garage. Both projects should be completed by the end of the second quarter 1999.

8.  SALE OF LAND AND TAX-FREE EXCHANGE:
       The Company has closed land sales in the amount of $1,400,000 in September, 1998 and $2,600,000 on October 23, 1998. The proceeds are being held by an exchange corporation with the intention of enacting a tax-free exchange and are reflected as real estate held for sale or exchange on the balance sheet. The Company has identified the UMB Bank Building in Clayton, Missouri as a target exchange property, and has entered into an agreement to purchase the property for $9,400,000. The Company will utilize $3,000,000 of the land sales proceeds on the Clayton, Missouri property. The Company intends to invest the remaining $1,000,000 in proceeds in another property yet to be identified.

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

10. COMPREHENSIVE INCOME:
       In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective for periods beginning after December 15, 1997. SFAS No. 130 requires the display of comprehensive income and its components in the financial statements. The Company has adopted SFAS No. 130 for the nine months ending September 30, 1998. Comprehensive income for the Company includes net income and unrealized appreciation on available for sale securities. The following table presents comprehensive income for the nine months and three months ending September 30, 1998 and 1997:

                                                                        Nine Months                Nine Months
                                                                           1998                       1997
                                                                           ----                       ----
       Net Income                                                       $1,401,721                 $1,250,880
       Unrealized appreciation                                            (435,266)                   472,508
       (depreciation) on available for
       sale securities (net of deferred
       tax (expense) benefit of $155,537 and
       $(345,188) for 1998 and 1997,
       respectively)                                                    ----------                 ----------
       Total Comprehensive Income                                       $  966,455                 $1,723,388
                                                                        ==========                 ==========

                                                                        Three Months              Three Months
                                                                           1998                       1997
                                                                           ----                       ----
       Net Income                                                        $ 732,560                   $403,958
       Unrealized appreciation                                            (587,253)                   555,952
       (depreciation) on available for
       sale securities (net of deferred
       tax (expense) benefit of $375,457 and
       $(326,512) for 1998 and 1997,
       respectively)
       respectively)                                                     ---------                   --------
       Total Comprehensive Income                                        $ 145,307                   $959,910
                                                                         =========                   ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the nine months ended September 30, 1998. On December 18, 1996, the Company acquired the 9909 Lakeview
Avenue warehouse located in Lenexa, Kansas, for $3,675,000. The Company used the line of credit with Commerce Bank, N.A. to acquire this property. In February, 1997, a $2,720,000 twenty-year term mortgage loan was secured for this property from Prudential Insurance of America. The proceeds of this loan were used to reduce the line of credit. On December 27, 1996, the Company acquired the 9221 Quivera commercial office building and an adjoining 70,000 square foot vacant parcel of land, located in Overland Park, Kansas for $1,750,000. The Company used the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1997, a $1,200,000 loan with a twenty-year amortization and a five-year balloon payment was secured for this property with Mark Twain Kansas City Bank. The proceeds from this loan were used to reduce the line of credit. During 1997, the Company began construction of an additional 140 units at the New Mark apartment complex. The Company used the line of credit with Commerce Bank, N.A. to fund the construction. In
October, 1997, a $5,000,000 twenty-year term mortgage loan was secured for this property from Ohio National. The proceeds of this loan were used to reduce the line of credit. Also in October, 1997, the Company secured a $6,750,000 fifteen-year mortgage loan on the 811 Main office building. The proceeds from this loan were used to pay off the line of credit and the remainder was invested in short term investments until it was necessary to borrow additional funds to finance the high rise elevator modernization and the replacement of the chiller and cooling towers in the Commerce Tower office building. In March, 1998, the Company secured a $775,000 eighteen-year mortgage loan on the expansion of the 9200 Cody warehouse/office facility. The proceeds from this loan were used to reduce the line of credit.

                     NINE MONTHS ENDED SEPTEMBER 30, 1998
            COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1997

RESULT OF OPERATIONS:
      Overall total revenue increased $1,863,999. The following is an explanation of the significant changes. Parking income increased 8% due to the opening of the 601 Main surface parking lot in March, 1997, the increased parking spaces due to the demolition of the Texaco station at 600 Main parking lot and the increase in rental rates for all surface parking. The expansion of the 9200 Cody warehouse/office facility in October, 1997 created a 46% increase in rental income for that facility, an increase in rental income in the

Commerce Tower commercial office building, offset by the decrease in occupancy in the 811 Main commercial office building and the vacancy of the 9909 Lakeview warehouse in October, 1997 and the vacancy of the 916-920 Walnut commercial office buildings in January, 1998 are primarily responsible for the $76,110 decrease in rental income. The increase in management fees income and the increase in salary expense is due to the acquisition of the management contract for the Commerce Trust, Commerce Bank and the Executive Plaza office buildings. The increase in proceeds from easement is due to the fact that the Company was granted and received $242,589 for a Kansas City Power and Light easement on its 6601 College Boulevard commercial office building location. The Company sold 182 acres of undeveloped land in the New Mark sub-division which accounts for the increase in real estate sales and the cost of real estate sold. Interest and other income has increased due to the construction management fees earned on Commerce Bank property and department remodels.
      The increase in depreciation is the expense for the modernization of the low rise elevators in the Commerce Tower, the expansion of the 9200 Cody warehouse/office facility and the completion of Phase III of the New Mark apartment complex. Due to a lack of benefit, management has decided to close the law library located in the Commerce Tower at year-end and write down the law library books in the amount of $287,422 to an estimated realized value at September 30, 1998 of $15,000.
      Maintenance and repairs increased due to repairs at the Barkley Place commercial office building, the vacancy of the Stanley warehouse, all phases at New Mark apartments, offset by decreases in other properties. The increase in taxes other than income is the Stanley warehouse real estate taxes previously paid by the tenant in a triple net lease. Utilities increased primarily due to the Stanley warehouse vacancy and the Phase III
New Mark apartment complex. The increase in interest is primarily the interest payments on the Phase III New Mark apartments and the 811 Main building/garage mortgage loans offset by the reduction of the line of credit interest expense and the capitalized interest during construction of the Phase III New Mark construction project.
      The decrease in amortization expense of leasehold improvements is comprised of 1998 tenant improvements in the Commerce Tower and Barkley Place commercial office buildings and 9200 Cody warehouse expansion, offset by the write off of the 1997 vacancy of the UtiliCorp space in the Commerce Tower commercial office building.
      Professional fees have increased due to management's decision to review its current software and computer system to further enhance its overall performance and to address the issues related to the year 2000.

                     THREE MONTHS ENDED SEPTEMBER 30, 1998
            COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997

RESULT OF OPERATIONS:
      Increased parking spaces due to the demolition of the Texaco station at 601 Main parking lot and the increase in rental rates for all surface parking, the completion of Phase III of the New Mark apartment complex, the expansion of the 9200 Cody warehouse/office facility, offset by the decrease in occupancy in the 811 Main commercial office building, the vacancy of the 916-920 Walnut commercial office buildings and the vacancy of the 9909 Lakeview warehouse are responsible for the $100,746 increase in rental income. The increase in management fees and other income and the increase in salary expense is due to the acquisition of the management contract for the Commerce Trust, Commerce Bank and the Executive Plaza office buildings. The increase in real estate sales and the cost of real estate sold is the sale of 182 acres of undeveloped land in the New Mark sub-division.
      The increase in depreciation is the depreciation expense for the modernization of the low rise elevators in the Commerce Tower, the expansion of the 9200 Cody warehouse/office facility and the completion of Phase III
New Mark. Due to a lack of benefit, management has decided to close the law library located in the Commerce Tower at year-end and write down the law library books in the amount of $287,422 to an estimated realized value at September 30, 1998 of $15,000. The increase in taxes other than income is the Stanley warehouse real estate taxes previously paid by the tenant in a triple net lease.
      Utilities increased primarily due to the Stanley warehouse vacancy and the Phase III New Mark apartment complex. The increase in interest is primarily the interest payments on the Phase III New Mark apartments and the 811 Main building/garage mortgage loans offset by the reduction of the line of credit interest expense and the capitalized interest during construction of the Phase III New Mark construction project. The decrease in amortization expense of leasehold improvements is primarily due to a year to date adjusting entry made for the tenant improvements in the Commerce Tower and 811 Main commercial office buildings being amortized over the life of the respective leases for the three months ending September 30, 1998 compared to the same period in 1997.
      Professional fees have increased due to management's decision to review its current software and computer system to further enhance its overall performance and to address the issues related to the year 2000.

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

AMERICANS WITH DISABILITIES ACT:
      Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. The costs incurred during the first nine months of 1998 have not been significant.

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

TOWER PROPERTIES COMPANY




/s/ Thomas R. Willard
---------------------
Thomas R. Willard
President




/s/ Robert C. Harvey, III
-------------------------
Robert C. Harvey, III
Chief Financial Officer




Date:  November 15, 1998