Form 10-K
period 1998-12-31
TOWER PROPERTIES CO
filed 1999-03-30
CIK 98827

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1998   Commission file number 0-18261
                          ---------------------                       ---------

                          Tower Properties Company
-------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Missouri                                     43-1529759
----------------------------------------      ---------------------------------
  STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO.)
  INCORPORATION OR ORGANIZATION

 911 Main Street, Kansas City, Missouri                     64105
----------------------------------------      ---------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

Registrant's telephone number,                          (816) 421-8255
including area code                           ---------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     NAME OF EACH EXCHANGE ON
        TITLE OF EACH  CLASS                             WHICH REGISTERED
        --------------------                         ------------------------

----------------------------------------      --------------------------------------

----------------------------------------      --------------------------------------

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (Sec. 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

                       $28,552,212 at February 23, 1999
-------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                  $1 Par Value Common Stock - 183,027 Shares
-------------------------------------------------------------------------------

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

Portions of Annual Report to Stockholders for the year ended Dec. 31, 1998,
-------------------------------------------------------------------------------
are incorporated by reference in Parts I, II and IV.  Portions of the Annual
-------------------------------------------------------------------------------
Proxy Statement are incorporated by reference into Part III.
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                           TOWER PROPERTIES COMPANY


                                   FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the fiscal year ended December 31, 1998

                                            CROSS-REFERENCE SHEET
                                            ---------------------
         Part II
         -------
         Item 6 -  Selected Financial Data                        1998 Annual Report to Stockholders,
                                                                  Page 27.

         Item 7 -  Management's Discussion and                    1998 Annual Report to Stockholders,
                   Analysis of Financial Condition                Pages 21 through 26.
                   and Results of Operations

         Item 8 -  Financial Statements and                       1998 Annual Report to Stockholders,
                   Supplementary Data                             Pages 4 through 19 and Pages 27 and 28.
         Part III
         --------
         Item 10 - Directors and Executive                        Proxy Statement relating to Annual
                   Officers of the Registrant                     Meeting of Stockholders to be held on
                                                                  April 14, 1999, under the caption
                                                                  "Election of Directors."

         Item 11 - Executive Compensation                         Proxy Statement relating to Annual
                                                                  Meeting of Stockholders to be held on
                                                                  April 14, 1999, under the captions "Summary
                                                                  Compensation Table" and "Compensation Plans."

         Item 12 - Security Ownership of Certain                  Proxy Statement relating to Annual
                   Beneficial Owners and                          Meeting of Stockholders to be held on
                   Management                                     April 14, 1999, under the caption
                                                                  "Security Ownership of Certain
                                                                  Beneficial Owners and Management."

         Item 13 - Certain Relationships and                      Proxy Statement relating to Annual
                   Related Transactions                           Meeting of Stockholders to be held on
                                                                  April 14, 1999, under the caption
                                                                  "Transactions."
         Part IV
         -------
         Item 14(a)(1) - Financial Statements                     1998 Annual Report to Stockholders,
                                                                  Pages 4 through 19.

         Item 14(a)(2) - Exhibits                                 Registrant's 1998 Form 10-K (File
                                                                  No. 0-18261) filed on March 31, 1999.


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

            The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas, Clay, St. Louis and Jackson County, Missouri.

      (b)   Financial Information About Industry Segments:

            Registrant considers its business to be concentrated in one industry segment--real estate ownership, development, leasing and management.

      (c)   Narrative Description of Business:

            Registrant is primarily engaged in the business of owning, developing, leasing and managing real property. Registrant owns and manages 1,172,000 rentable square feet of office and warehouse space located in the Kansas City and St. Louis metropolitan areas.

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

            Registrant leasing operations provided rental income constituting approximately 77 percent of the 1998 revenues. Registrant competes with other building owners in the renting and leasing of office building space. Registrant employs approximately 58 persons on a full-time basis and approximately 4 persons on a part-time basis. The remaining 24 percent of 1998 revenues include real estate sales (19 percent), management and service fees (2 percent) and other income (2 percent).

            Registrant leases rental space and provides services to Commerce Bancshares, Inc. The annual aggregate rental and service fees paid to Registrant by Commerce will vary depending upon the space occupied and services provided. For the years ended December 31, 1998, 1997 and 1996, Registrant received rent and fees of $3,746,446, $1,180,051 and $1,043,640, respectively, from
            Commerce.

            The Company was also reimbursed for utilities in the amount of $101,758, $107,711 and $107,885 in 1998, 1997 and 1996.

      Item 2.  Properties.

      (a)   The following real property is owned, in fee, by Registrant:

            (1) The Commerce Tower, a 30-story office building located at 911 Main Street, Kansas City, Missouri, was opened for occupancy in January 1965. The Commerce Tower has net rentable space of approximately 425,000 square feet and is presently 90 percent occupied. The building, of modern architectural design, has six elevators serving the first 17 floors and an additional six express elevators serving the 17th through the 30th floors. Registrant considers the Commerce Tower to be in good condition. The building is collateral for a line of credit with Commerce Bank.

            (2) The Barkley Place, a 6-story 95,000 rentable square foot office building located in Overland Park, Kansas. The building was completed in 1988. The Company purchased the building on July 15, 1994. Registrant considers the building to be in good condition. The building is 100 percent occupied. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $3,571,011.

            (3) 6601 College Boulevard, a 6-story 101,200 rentable square foot building, located in Overland Park, Kansas. The building was completed in 1979. The Company purchased the building on December 15, 1995. Registrant considers the building to be in good condition. The building is 100 percent leased under a triple net lease. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $5,039,918.

            (4) 9221 Quivera, a 1-story 24,000 rentable square foot building and an adjacent 70,000 square foot vacant parcel of land, located in Overland Park, Kansas. The building was completed in 1968. The Company purchased the building on December 27, 1996. Registrant considers the building to be in good condition. The building is 100 percent leased under a triple net lease. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $1,150,307.

            (5) UMB Bank, a 6-story 59,982 square foot office building with covered parking on five levels plus surface parking on top of the attached garage located at 7911 Forsyth, Clayton, Missouri. The building was completed in 1985. The Company purchased the building on December 1, 1998. Registrant considers the building to be in excellent condition. The building is 100% leased.

            (6) A warehouse/office facility, located at 9200 Cody, Overland Park, Kansas. The building contains approximately 24,100 square feet of office space and 96,800 square feet of warehouse space. The building was constructed in 1973, with an addition in 1976 and an expansion completed in 1997. The Company purchased the facility on June 30, 1995. Registrant considers this facility to be in good condition. The building is 100 percent leased under a triple net lease.
                  The warehouse/office facility is subject to a mortgage deed of trust securing a loan with a balance owing of $1,811,581. The expansion is subject to a mortgage deed of trust security a loan with a balance of $758,780.

            (7) A warehouse, located at 9909 Lakeview, Lenexa, Kansas. The building contains approximately 115,000 square feet of warehouse space. The building was constructed in 1987. The Company purchased the facility on December 18, 1996. Registrant considers this facility to be in excellent condition. The building is presently vacant. The warehouse is subject to a mortgage deed of trust securing a loan with a balance owning of $2,607,144.

            (8) 900-920 Walnut Street. The Company, under its Tax Redevelopment District, demolished the 908-10 Walnut and the 916 and 920 Walnut buildings in 1998 to accommodate a new 624-garage on the Southwest corner of 9th and Walnut. Construction has begun with plans for completion in September, 1999.

            (9) A 27-building, 350-unit apartment complex, on a 30.7-acre tract, located at New Mark Drive and North Cherry in Kansas City North. Construction of the first phase was completed in mid-1971, completion of the second phase in 1978, and completion of the third phase in 1998. The apartments are 79 percent occupied. Registrant considers the complex to be in good condition. The original 210 unit apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $2,054,022. The 140 units, Phase III, are subject to a mortgage deed of trust securing a loan with a balance owing of $4,877,699.

            (10) A 24-building, 329-unit apartment complex, on a 30.3-acre tract, located at 5401 Fox Ridge Drive in Mission, Kansas. Construction of the complex was completed in 1985, with an addition of 7 buildings in 1996. The Company purchased the complex on December 31, 1992. Registrant considers the 24-building complex to be in good condition. The apartments are 95 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $9,242,684.

            (11) A 7-building, 162-unit apartment complex, on an 8.7-acre tract located at 6800 Antioch in Merriam, Kansas. Construction of the complex was completed in 1987. The Company purchased the complex on September 30, 1993. Registrant considers the 7-building complex to be in good condition. The apartments are 94 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $3,486,498.

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

      (b) New Mark, a division of Registrant, originally owned 1,207 acres located in Kansas City North immediately adjacent to and contiguous with the apartment complex owned by Registrant. The tract is owned in fee. Residential lots and land aggregating approximately 826 acres have been sold from the tract by the Company. An additional 116 acres have been dedicated to streets, and 103 acres are designated as an open greenbelt area.

      (c) Downtown Redevelopment Corporation, an urban redevelopment corporation under the laws of the state of Missouri, of which Registrant owns approximately 98 percent of the outstanding capital stock, owns the following property located in downtown Kansas City, Missouri:

            (1)       The 811 Main building, which consists of an L-shaped,
                  12-story combination office building and parking garage, was completed in 1959. The first five floors are utilized primarily for parking, although approximately 27,000 square feet of ground floor and lower level space is available for use as commercial office space and storage. The office space extending from the 6th floor through the 12th floor encloses a gross area of approximately 252,000 square feet. The building became a full-service, multi-tenant building in April, 1996, and is presently 81 percent occupied. The condition of the property is considered good. The building is subject to a mortgage deed of trust of trust securing a loan with a balance owing $6,472,022.

            (2)       710 Main Garage Building, a multi-deck, self-parking
                  garage facility, contains approximately 737 parking spaces. The original portion was completed in 1959, with additions made in 1962. The condition of the property is considered good.

            (3)       A tract of ground approximately one-half block in width
                  on the east side of Main Street between 6th and 8th Streets. The Company successfully pursued quiet title actions against the leaseholder, and as a result, now holds clear title to the leasehold improvements on this tract, Prom/Rodeway Inn and 711 Main Garage. These structures are functionally obsolete. The Company had remediated environmental problems in the buildings and plans to demolish them except for the 280 car parking garage at 711 Main. The Company made available an additional 30 parking spaces at the 711 Main location in 1998. In 1997, Company demolished the north Rodeway facility and completed a 100 car surface parking lot.

            (4)       An irregular tract of ground containing approximately
                  35,000 square feet, which was previously leased in part to a service station until December, 1996. The company demolished the station in 1997 and completed the entire area for a 112 car surface parking lot.


      Item 3.  Legal Proceedings.

      Neither Registrant nor any of its subsidiaries are involved in any material pending litigation other than ordinary routine proceedings incidental to their business.

      Item 4.  Submission of Matters to a Vote of Security Holders.

      Registrant did not submit any matters to a vote of security holders during the fourth quarter of 1998.

Part II
-------

      Item 5. Market for Registrant's Common Stock and Related Security Holder Matters.

      Registrant's stock is traded in the "over-the-counter" market and trading of such stock is limited. The schedule below depicts the bid and asked prices, as provided by an investment banking firm, in each quarter of 1998. The "over-the-counter" market quotations shown below reflect interdealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                              1998                     1997
                                        ----------------         ----------------
                  Quarter               Bid        Asked         Bid        Asked
                  -------               ---        -----         ---        -----
                  First               $140.50      $ --        $121.00       $ --
                  Second               148.00        --         127.50         --
                  Third                153.00        --         127.50         --
                  Fourth               156.00        --         135.25         --

      There are no present or future restrictions on the ability of Registrant to pay common stock dividends. No dividends were paid in 1998, 1997 and 1996. (Management has indicated it will not pay dividends in 1999.)

      The table below shows the number of holders of record of each class of equity securities of Registrant as of February 23, 1999:

                                                       Number of
                          Title of Class            Security Holders
                          --------------            ----------------
                         Common stock,
                         $1.00 par value                  476

      Item 6.  Selected Financial Data.

      Reference is made to the caption "Selected Financial Data" on Page 27 of Registrant's 1998 Annual Report to Stockholders for a summary of certain financial data for the Registrant for each of its last five fiscal years. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information set forth therein is incorporated herein by reference.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Reference is made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 21 through 26 of

      Registrant's 1998 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

      Item 8.  Financial Statements and Supplementary Data.

      Reference is made to Pages 4 through 19 and Pages 27 and 28 of Registrant's 1998 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

      Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

      None.

Part III
--------

      Item 10. Directors and Executive Officers of the Registrant.

      Reference is made to the caption "Election of Directors" set forth on Page 2 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 14, 1999. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein relating to the names, ages, positions, terms of office, family relationships and business experience of Registrant's directors is incorporated herein by reference.

      Item 11. Executive Compensation.

      Reference is made to the captions "Summary Compensation Table" and "Compensation Plans" set forth on Pages 7 through 9 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 14, 1999. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein is incorporated herein by reference.

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Reference is made to the caption "Security Ownership of Certain Beneficial Owners and Management" set forth on Page 4 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 14, 1999. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

      Item 13. Certain Relationships and Related Transactions.

      Reference is made to the caption "Transactions" in Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 14, 1999. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

Part IV
-------

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) (1)  Financial Statements.  The following consolidated financial
               --------------------
               statements of the Registrant and its subsidiaries, together with the report of independent public accountants, contained in the Registrant's 1998 Annual Report to Stockholders are hereby incorporated herein:

               Report of Independent Public Accountants

               Consolidated Balance Sheets - December 31, 1998 and 1997

               Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1998, 1997 and 1996

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996

               Notes to Consolidated Financial Statements

               Schedule III

               All other schedules have been omitted because the required information is shown in the financial statements or notes thereto, because the amounts involved are not significant or because of the absence of the conditions under which they are required.

      (2)   Exhibits.
            --------
   Item No.                           Description                                     Location
   --------                  ------------------------------                 ----------------------------------
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



     10                      Hillsborough Apartment Complex                 Filed on January 11, 1993, as
                             Acquisition agreement                          Exhibit A to Registrant's Form 8-K
                                                                            (File No. 0-18261)

                             Peppertree Apartment Complex                   Filed on October 12, 1993, as
                             Acquisition agreement                          Exhibit A to Registrant's Form 8-K
                                                                            (File No. 0-18261)

                             Barkley Place Office Building                  Filed on July 26, 1994, as
                             Acquisition agreement                          Exhibit A to Registrant's Form 8-K
                                                                            (File No. 0-18261)



                             6601 College Boulevard Office                  Filed on February 27, 1996, as
                             Building acquisition agreement                 Exhibit A to Registrant's Form 8-K
                                                                            (File No. 0-18261)

                             UMB Bank Office Building                       Filed on February 16, 1999, as
                             Acquisition agreement                          Exhibit A to Registrant's Form 8k
                                                                            (File No. 0-18261)


     13                      Tower Properties Company's                     Filed on March 09, 1999, as
                             Annual report to its security                  Exhibit 13 to Registrant's 1998
                             holders for the 1998 fiscal year.              Form 10-K (File No. 0-18261)
                             Such report is furnished for the
                             information of the Commission and
                             is not to be deemed as filed as a
                             part of this report.



     21                      A list of Tower Properties                     See attached Exhibit 21
                             Company subsidiaries

   (b)      Reports on Form 8-K.  Registrant filed a required report on
            -------------------
            Form 8-K during the last quarter of 1998.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOWER PROPERTIES COMPANY
                                                  (Registrant)


DATE:  March 31, 1999             BY:        /s/JAMES M. KEMPER, JR.
                                      ----------------------------------------
                                               James M. Kemper, Jr.
                                       Chairman and Chief Executive Officer


DATE:  March 31, 1999             BY:       /s/ROBERT C. HARVEY III
                                      ----------------------------------------
                                              Robert C. Harvey III
                                            Chief Financial Officer,
                                          Vice President and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


DATE:  March 31, 1999             BY:          /s/NEIL T. DOUTHAT
                                      ----------------------------------------
                                                 Neil T. Douthat
                                                    Director


DATE:  March 31, 1999             BY:           /s/BRIAN D. EVERIST
                                      ----------------------------------------
                                                  Brian D. Everist
                                                     Director


DATE:  March 31, 1999             BY:          /s/JONATHAN M. KEMPER
                                      ----------------------------------------
                                                 Jonathan M. Kemper
                                                      Director


DATE:  March 31, 1999             BY:           /s/THOMAS R. WILLARD
                                      ----------------------------------------
                                                 Thomas R. Willard
                                               President and Director

                                TOWER PROPERTIES COMPANY

                                  ANNUAL REPORT 1998

TOWER PROPERTIES COMPANY
911 Main Street, Suite 100
Kansas City, Missouri  64105

TRANSFER AGENT:
UMB Bank, n.a.
928 Grand Avenue, Post Office Box 410064
Kansas City, Missouri  64141-0064

DESCRIPTION OF THE COMPANY'S BUSINESS
-------------------------------------

The Company and its subsidiary organizations are primarily engaged in the business of owning, developing, leasing and managing real property. All real estate assets are located in Johnson County, Kansas, Clay, St. Louis and Jackson County, Missouri. Substantially all the improved real estate owned by the Company and its subsidiaries consists of office buildings, apartment complexes, a warehouse and a warehouse/office facility, automobile parking garages and land held for future sale or development. The Company has not pursued a policy of acquiring real estate on a speculative basis for future sale, although some real estate owned by the Company or a subsidiary may be sold at some future time.

STOCK MARKET DATA
-----------------

The Company's stock is traded on the "over the counter" market. Following is a schedule of the bid and asked prices in each quarter of 1998 and 1997:

                                              1998                     1997
                                        -----------------        ----------------
               Quarter                  Bid         Asked        Bid        Asked
               -------                  ---         -----        ---        -----
               First                  $140.50      $  --       $121.00      $ --
               Second                  148.00         --        127.50        --
               Third                   153.00         --        127.50        --
               Fourth                  156.00         --        135.25        --

The Company will furnish to any person who was a stockholder on February 23, 1999, a copy of the annual report, on Form 10-K, including the financial statement schedules required to be filed with the Securities and Exchange Commission, upon such person's written request for the same, which request must contain a good faith representation that, as of February 23, 1999, such person was a beneficial owner of securities entitled to vote at such meeting. The request should be directed to Mr. Robert C. Harvey III, Vice President, Tower Properties Company, 911 Main Street, Suite 100, Kansas City, Missouri 64105.

DEAR STOCKHOLDER:


The sale of land at New Mark, which was carried at a low basis, resulted in a large increase in net income for 1998. This land, which will be used for a grocery store and small retail center for the New Mark complex as well as a city park, will enhance the value of the property that Tower continues to own. The proceeds of these land sales were reinvested in a small office building in Clayton, Missouri. The 140 apartments at New Mark were completed and leasing is going as planned. Twenty-four additional apartment units will be built in 1999.

We have strengthened the real estate management division of the company to accommodate our assumption of the management of properties owned by Commerce Bancshares as it increases its workforce in Kansas City. We have put together an aggressive young management group to handle our increasing opportunities in real estate development and management. Major repairs on our older apartment units will affect our earnings next year on an operating basis. This will hopefully be offset by the leasing of our Lenexa warehouse and increased management income. Interest rates have remained low and we have continued to finance our expansion with long term funds. We look forward to a profitable New Year.


Sincerely,


James M. Kemper, Jr.
Chairman and C.E.O.

                                         TOWER PROPERTIES COMPANY

                                        CONSOLIDATED BALANCE SHEETS

                                        DECEMBER 31, 1998 AND 1997

                                                                      1998                    1997
                                                                  -----------             -----------
              ASSETS

Cash                                                              $    84,650             $    21,137
Short Term Investments                                                 63,278                  63,118
Related Party Investment, At Market                                 4,552,133               4,607,407
Accounts Receivable                                                 1,234,849                 907,012
Notes Receivable                                                      377,272                 210,865
Tenant Leasehold Improvements, Net                                  4,175,869               3,732,907
Construction in Progress                                            2,900,811               4,986,958
Prepaid Expenses and Other Assets                                     874,710                 763,718

Rental Income Property, Net                                        66,184,736              51,055,746
Real Estate Held for Sale                                             430,717                 912,081
Equipment and Furniture, Net                                        4,221,000               3,514,670
                                                                  -----------             -----------

Total Assets                                                      $85,100,025             $70,775,619
                                                                  ===========             ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
  Accounts Payable and Other Liabilities                          $ 3,232,969             $ 1,092,359
  Related Party Line of Credit                                      2,045,000               1,395,000
  Income Taxes Payable                                                 64,673                  66,091
  Deferred Income Taxes                                             2,867,725               1,354,387
  Real Estate Bond Issue                                            6,400,000                   --
  Mortgage Notes Payable                                           41,072,416              41,634,615
                                                                  -----------             -----------

Total Liabilities                                                  55,682,783              45,542,452

Minority Interest                                                     178,705                 159,667

Commitments and Contingencies

Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                                 --                      --
Stockholders' Investment:
  Common Stock, Par Value $1.00
    Authorized 1,000,000 Shares, Issued 183,430 shares
      and 178,430 shares in 1998 and 1997, respectively               183,430                 178,430
  Paid-In Capital                                                  18,272,313              17,355,872
  Retained Earnings                                                 8,684,079               5,656,677
  Unrealized Holding Gain for Securities                            2,250,043               2,358,637
                                                                  -----------             -----------
                                                                   29,389,865              25,549,616
  Less Treasury Stock, 2,345 shares and 7,396 shares
     in 1998 and 1997, respectively, at cost                         (151,328)               (476,116)
                                                                  -----------             -----------
  Total Stockholders' Investment                                   29,238,537              25,073,500
                                                                  -----------             -----------

Total Liabilities and Stockholders' Investment                    $85,100,025             $70,775,619
                                                                  ===========             ===========

The accompanying notes are an integral part of these consolidated balance sheets.

                                                TOWER PROPERTIES COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME
                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          1998              1997              1996
                                                      ------------      ------------      ------------
REVENUES:
  Rent                                                $15,821,300       $16,050,084       $14,587,306
  Rent, Related Party                                   1,200,686           773,149           687,052
  Management and Service Fees                              79,099            68,604            73,040
  Management and Services Fees, Related Party             388,340            98,834            49,356
  Real Estate Sales                                     4,295,556                --           580,000
  Interest and Other Income                               477,024           301,301           236,332
                                                      ------------      ------------      ------------
Total Revenues                                         22,262,005        17,291,972        16,213,086
                                                      ------------      ------------      ------------

COSTS & EXPENSES:
  Salaries and Employee Benefits                        1,819,974         1,640,586         1,426,952
  Depreciation                                          2,840,357         2,359,602         2,049,245
  Maintenance and Repairs                               3,932,474         3,226,346         2,877,710
  Cost of Real Estate Sold                                551,990                --           352,240
  Taxes Other than Income                               1,408,405         1,343,101         1,197,183
  Utilities                                             1,350,262         1,311,968         1,241,963
  Interest                                              3,371,426         2,607,298         2,058,593
  Interest, Related Party                                 (81,263)          275,848           476,755
  Amortization of Leasehold Improvements                1,068,137         1,202,613         1,259,681
  Other                                                 1,005,960           848,566           937,749
                                                      ------------      ------------      ------------
Total Costs and Expenses                               17,267,722        14,815,928        13,878,071

Income Before Minority Interest and
  Provision for Income Taxes                            4,994,283         2,476,044         2,335,015
Minority Interest In Income of Subsidiary                 (19,038)          (22,263)          (12,504)
                                                      ------------      ------------      ------------
Income Before Provision for Income Taxes                4,975,245         2,453,781         2,322,511

PROVISION (BENEFIT) FOR INCOME TAXES:
  Currently Payable                                       342,825         1,164,748           933,288
  Deferred                                              1,605,018          (248,709)         (116,000)
                                                      ------------      ------------      ------------
                                                        1,947,843           916,039           817,288
                                                      ------------      ------------      ------------
NET INCOME                                            $ 3,027,402       $ 1,537,742       $ 1,505,223
                                                      ============      ============      ============

Earnings Per Share:
  Basic                                               $     16.85       $      9.00       $      8.80
                                                      ============      ============      ============
  Diluted                                             $     16.84       $      8.96       $      8.80
                                                      ============      ============      ============
Weighted Average Common Shares Outstanding:
  Basic                                                   179,667           170,925           170,958
                                                      ============      ============      ============
  Dilutive                                                179,791           171,678           170,958
                                                      ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                TOWER PROPERTIES COMPANY
                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                          1998              1997              1996
                                                      ------------      ------------      ------------
NET INCOME                                             $3,027,402        $1,537,742        $1,505,223

Unrealized holding gains (losses) on marketable
  equity securities arising during the year               (55,274)        1,611,887           636,107

Income tax benefit (expense)                               21,557          (639,039)         (222,637)

Adjustment for tax rate change                            (74,877)            --                --
                                                      ------------------------------------------------
Comprehensive income                                   $2,918,808        $2,510,590        $1,918,693
                                                      ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.


                                                TOWER PROPERTIES COMPANY
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' INVESTMENT
                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                          Common Stock
                                                   ------------------------
                                                                                Paid-In        Retained
                                                    Shares         Amount       Capital        Earnings
                                                   ---------      ---------   ------------   ------------
Balance, December 31, 1995                          178,430        178,430     17,355,872      2,613,712

  Net Income                                           --             --             --        1,505,223

  Treasury Stock Purchases                             --             --             --             --

  Treasury Stock Issued to Directors                   --             --             --             --

Unrealized Holding Gain For Securities                 --             --             --             --
                                                   ---------      ---------   ------------   ------------
Balance, December 31, 1996                          178,430        178,430     17,355,872      4,118,935

  Net Income                                           --             --             --        1,537,742

  Treasury Stock Purchases                             --             --             --             --

  Treasury Stock Issued to Directors                   --             --             --             --

Unrealized Holding Gain For Securities                 --             --             --             --
                                                   ---------      ---------   ------------   ------------
Balance, December 31, 1997                          178,430        178,430     17,355,872      5,656,677

  Net Income                                           --             --             --        3,027,402

  Common Stock Issuance                               5,000          5,000        671,250           --

  Treasury Stock Purchases                             --             --             --             --

  Treasury Stock Sold                                  --             --          148,150           --

  Treasury Stock Issued to Directors                   --             --            5,041           --

  Tax benefit from exercise of stock options           --             --           92,000           --

Unrealized Holding (Loss) For Securities               --             --             --             --
                                                   ---------      ---------   ------------   ------------
Balance, December 31, 1998                          183,430       $183,430    $18,272,313     $8,684,079
                                                   =========      =========   ============   ============

                                                        Treasury Stock
                                                     ----------------------
                                                                               Unrealized
                                                                                 Holding
                                                      Shares       Amount      Gain/(Loss)      Total
                                                     --------    ----------    -----------   ------------
Balance, December 31, 1995                            7,416       (485,074)       972,319     20,635,259

  Net Income                                           --             --             --        1,505,223

  Treasury Stock Purchases                              339        (29,663)          --          (29,663)

  Treasury Stock Issued to Directors                   (220)        19,939           --           19,939

Unrealized Holding Gain For Securities                 --             --          413,470        413,470
                                                     -------     ----------    -----------   ------------
Balance, December 31, 1996                            7,535       (494,798)     1,385,789     22,544,228

  Net Income                                           --             --             --        1,537,742

  Treasury Stock Purchases                               13         (1,272)          --           (1,272)

  Treasury Stock Issued to Directors                   (152)        19,954           --           19,954

Unrealized Holding Gain For Securities                 --             --          972,848        972,848
                                                     -------     ----------    -----------   ------------
Balance, December 31, 1997                            7,396       (476,116)     2,358,637     25,073,500

  Net Income                                           --             --             --        3,027,402

  Common Stock Issuance                                --             --             --          676,250

  Treasury Stock Purchases                               79        (11,757)          --          (11,757)

  Treasury Stock Sold                                (5,000)       321,850           --          470,000

  Treasury Stock Issued to Directors                   (130)        14,695           --           19,736

  Tax benefit from exercise of stock options           --             --             --           92,000

Unrealized Holding (Loss) For Securities               --             --         (108,594)      (108,594)
                                                     -------     ----------    -----------   ------------
Balance, December 31, 1998                            2,345      $(151,328)    $2,250,043    $29,238,537
                                                     =======     ==========    ===========   ============

The accompanying notes are an integral part of these consolidated financial statements.

                                                TOWER PROPERTIES COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                           1998            1997          1996
                                                                       ------------   ------------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $  3,027,402   $  1,537,742    $ 1,505,223
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation                                                        2,840,357      2,359,602      2,049,245
      Amortization of Leasehold Improvements                              1,068,137      1,202,613      1,259,681
      Gain on Real Estate Sales                                          (3,743,566)         --          (227,760)
      Change in Balance Sheet Accounts:
         Accounts Receivable                                               (327,837)      (147,412)       228,965
         Notes Receivable                                                  (166,407)      (133,456)        (7,731)
         Prepaid Expenses and Other Assets                                 (110,992)      (280,964)      (136,276)
         Accounts Payable and Other Liabilities                           2,140,610        188,191        (15,129)
         Income Taxes Payable                                                (1,418)       (19,242)      (350,753)
         Deferred Taxes                                                   1,513,338        428,192       (304,592)
                                                                       ------------   ------------    -----------
Net Cash Provided by Operating Activities                                 6,239,624      5,135,266      4,000,873
                                                                       ------------   ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Construction of New Mark Phase III/Hillsborough Phase II               (6,544,710)         --        (4,157,931)
  Purchase of Warehouse                                                       --             --        (3,675,000)
  Purchase of Suburban Office Building                                   (9,424,454)         --        (2,220,294)
  Net Change in Construction in Progress                                  2,086,147     (3,394,805)     1,423,871
  Proceeds from Sale of Land                                              4,295,556          --           580,000
  Additions to Real Estate Held for Sale, Net                               (70,626)      (158,333)       (41,521)
  Net Change in Unrealized Gain for Securities                             (108,594)       972,848        413,470
  Net Change to Related Party Investments                                    55,274     (1,611,887)      (636,107)
  Additions to Equipment & Furniture, Net                                (1,314,225)      (843,945)      (571,579)
  Additions to Rental Income Property, Net                               (1,392,447)    (3,366,959)      (105,620)
  Additions to Leasehold Improvements, Net                               (1,511,100)      (807,464)      (834,932)
                                                                       ------------   ------------    -----------
Net Cash Used in Investing Activities                                   (13,929,179)    (9,210,545)    (9,825,643)
                                                                       ------------   ------------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Mortgages                                        (1,337,199)      (940,442)      (695,815)
  Proceeds from Long Term Borrowings                                      7,175,000     15,670,000      8,300,000
  Net Change in Short Term Borrowings                                       650,000    (10,726,859)    (1,735,000)
  Sale of Common Stock                                                      676,250          --             --
  Sale of Treasury Stock                                                    470,000          --             --
  Purchase of Treasury Stock                                                (11,757)        (1,272)       (29,663)
  Treasury Shares Issued to Directors                                        19,736         19,954         19,939
  Tax Benefit from exercise of stock options                                 92,000          --             --
  Net Change in Minority Interest                                            19,038         22,263         12,504
                                                                       ------------   ------------    -----------
Net Cash Provided by Financing Activities                                 7,753,068      4,043,644      5,871,965
                                                                       ------------   ------------    -----------

NET INCREASE (DECREASE) IN CASH:                                             63,513        (31,635)        47,195

CASH, Beginning of Period                                                    21,137         52,772          5,577
                                                                       ------------   ------------    -----------
CASH, End of Period                                                    $     84,650   $    $21,137    $    52,772
                                                                       ============   ============    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             TOWER PROPERTIES COMPANY
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998, 1997 AND 1996

1.  BUSINESS:

Tower Properties Company (the Company) is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas, Clay, St. Louis and Jackson County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consists of office buildings, apartment complexes, a warehouse and a warehouse/office facility and automobile parking lots and garages.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to previously reported amounts to conform to the current year presentation.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company's accounting policies conform to generally accepted accounting principles.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation is charged to operations using straight-line and accelerated methods over the estimated asset lives as follows:

      Commercial office & warehouse buildings     18-65 years<F*>
      Apartments                                   8-40 years
      Parking facilities                          15-45 years
      Equipment and furniture                      3-20 years
      Tenant leasehold improvements                1-20 years

[FN]
<F*> Certain components of the Commerce Tower office building are depreciated over 65 years. The original weighted average life of all components is 38 years.

Maintenance and repairs are charged to expense as incurred. The cost of additions and betterments are capitalized. The cost of assets retired or sold and the related accumulated depreciation are removed from the applicable accounts and any gain or loss is recognized as income or expense. Fully depreciated assets are retained in the accounts until retired or sold.

The amount of accumulated amortization on tenant leasehold improvements was $8,305,855 and $7,237,719 at December 31, 1998 and 1997, respectively.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows.

REVENUE RECOGNITION
-------------------

Rental revenue is recognized on a straight-line basis over the term of individual leases.

REAL ESTATE HELD FOR SALE
-------------------------

Revenue is recorded on the sale of real estate when title passes to the buyer. All land sales are for cash or short-term notes receivable. The Company's real estate held for sale is recorded at cost which does not exceed its estimated realizable value.

STATEMENTS OF CASH FLOWS
------------------------

Interest payments were $3,280,224, $2,924,659 and $2,549,254 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company paid income taxes of $423,464, $1,146,128, and $1,633,704 for the years ended December 31, 1998, 1997 and 1996, respectively.

EARNINGS PER SHARE
------------------

Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based upon the weighted average common and common equivalent shares outstanding during each year. Stock options are the Company's only common stock equivalents.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). This statement establishes standards for reporting and display of comprehensive income and its components in the financial statements. Effective January 1, 1998, the Company adopted the provisions of SFAS 130.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 no later than January 1, 2000. Management is currently evaluating the impact that adoption of SFAS 133 will have on the Company's financial position and results of operations.

3.  RENTAL INCOME PROPERTY:

Major classes of rental income property owned by the Company at December 31, 1998 and 1997 are as follows:

                                                                              Accumulated
                                                                Cost          Depreciation          Net
                                                                ----          ------------          ---
      December 31, 1998--
Commercial office and warehouse buildings                    $55,890,737       $18,459,655       $37,431,082
Apartments                                                    29,451,588         5,254,707        24,196,881
Parking facilities                                             6,819,173         2,262,400         4,556,773
                                                             -----------       -----------       -----------
                                                             $92,161,498       $25,976,762       $66,184,736
                                                             ===========       ===========       ===========

                                                                              Accumulated
                                                                Cost          Depreciation          Net
                                                                ----          ------------          ---
      December 31, 1997--
Commercial office and warehouse buildings                    $45,435,264       $17,593,164       $27,842,100
Apartments                                                    23,127,608         4,580,954        18,546,654
Parking facilities                                             6,819,173         2,152,181         4,666,992
                                                             -----------       -----------       -----------
                                                             $75,382,045       $24,326,299       $51,055,746
                                                             ===========       ===========       ===========

4.  BENEFIT PLANS:

The Company sponsors a defined benefit pension plan covering substantially all employees not covered in collective bargaining agreements. The plan's assets are primarily invested in fixed income securities. The Company's funding policy is to make annual contributions as required by applicable regulations.

In February, 1998, the FASB issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS 132). This statement revises employers' disclosures about pension benefit plans. SFAS

132 does not change the measurement or recognition of the plans. Effective December 31, 1998, the Company adopted the provisions of SFAS 132.

The following tables summarize the status of the Company's benefit plan:

                                                            1998                1997
                                                            ----                ----
      CHANGE IN BENEFIT OBLIGATION
      Benefit Obligation at Beginning of Year            $ 631,402           $ 607,149
      Service Cost                                          33,130              27,207
      Interest Cost                                         38,770              34,946
      Plan Participant Contributions                             0                   0
      Actuarial (Gain)/Loss                                209,583              71,589
      Benefits Paid                                              0                   0
      Other                                               (122,349)           (109,489)
                                                         ---------           ---------
      Benefit Obligation at End of Year                  $ 790,536           $ 631,402
                                                         =========           =========

      CHANGE IN PLAN ASSETS
      Fair Value of Plan Assets at Beginning of Year     $ 549,177           $ 564,436
      Actual Return on Plan Assets                          61,404              48,059
      Employer Contributions                                63,011              46,171
      Plan Participant Contributions                             0                   0
      Benefits Paid                                              0                   0
      Other                                               (122,349)           (109,489)
                                                         ---------           ---------
      Fair Value of Plan Assets at End of Year           $ 551,243           $ 549,177
                                                         =========           =========

      Funded Status (Underfunded)/Overfunded             $(239,293)          $ (82,225)
      Unrecognized Net Actuarial (Gain)/Loss               197,429              39,048
      Unrecognized Transition (Asset)/Obligation            (1,844)             (4,416)
      Unrecognized Prior Service Cost                       11,908              15,352
                                                         ---------           ---------
      (Accrued)/Prepaid Benefit Costs                    $ (31,800)          $ (32,241)
                                                         =========           =========

      COMPONENTS OF NET PERIODIC BENEFIT COST
      Service Cost                                       $  33,130           $  27,207
      Interest Cost                                         38,770              34,946
      Expected Return on Plan Assets                       (40,751)            (34,931)
      Recognized Net Actuarial (Gain)/Loss                       0                   0
      Amortization of Transition (Asset)/Obligation         (2,287)             (2,684)
      Amortization of Prior Service Cost                     3,444               3,444
      Effect of Special Events                              30,264               6,006
                                                         ---------           ---------
      Net Periodic Benefit Cost                          $  62,570           $  33,988
                                                         =========           =========

      ASSUMPTIONS AND METHOD DISCLOSURES

      Discount Rate                                      5.50%       6.50%
      Expected Long Term Rate of Return                  7.00%       7.75%
      Weighted Average Rate of Compensation Increase     4.05%       3.89%


All of the Company's union employees are covered by union-sponsored, collectively-bargained, multi-employer pension plans. Tower contributed $19,500, $8,781 and $8,837 in 1998, 1997 and 1996, respectively, to such plans. The contributions were determined in accordance with the provisions of negotiated labor contracts and are based on the number of hours worked.

The Company has a 401 (k) plan whereby the Company matches 25% of employee contributions up to 1.5% of employee compensation. The Company may also make discretionary contributions. The Company matched $13,766 and $12,959 and $12,203 for the years ending December 31, 1998, 1997 and 1996, respectively.

Effective July 1, 1990, the Company adopted a Stock Purchase Plan for non-employee directors. The Plan permits the non-employee directors to elect to have their director fees retained by the Company in a special account. The Company will annually add to the special accounts 25% of the amount contributed by each participating director. Semi-annually, the funds in each participant's account shall be used to purchase common stock of the Company at the last known sale price and the stock shall be distributed to participants. Shares issued to non-employee directors were 130, 152 and 220 for the years ending December 31, 1998, 1997 and 1996, respectively.

5.    MORTGAGE NOTES PAYABLE:

Mortgage notes payable, secured by rental income property with a net book value of approximately $44,878,590 and an assignment of certain leases and related revenue, consist of the following:

                                                                                     1998                   1997
                                                                                     ----                   ----
       8.50%, principal and interest payable
             $66,388 monthly, until April, 2013                                  $ 6,588,904             $ 6,814,966
       7.875%, principal and interest payable
             $24,660 monthly, until February,
             2009                                                                  2,054,772               2,183,326
       7.50%, principal and interest payable
             $32,224 monthly, until February,
             2014                                                                  3,486,498               3,606,757
       9.00%, principal and interest payable
             $37,458 monthly, until December,
             2012                                                                  3,571,011               3,693,083
       8.00%, principal and interest payable
             $16,311 monthly, until December,
             2015                                                                  1,811,581               1,860,276



       7.65%, principal and interest payable
             $25,448 monthly, until May,
             2013                                                                  2,653,780               2,752,025
       7.40%, principal and interest payable
             $43,172 monthly, until April,
             2016                                                                  5,039,918               5,179,584
       7.70%, principal and interest payable
             $22,246 monthly, until March,
             2017                                                                  2,607,144               2,670,665
       7.25%, principal and interest payable
             $9,531 monthly, until May,
             2003                                                                  1,150,307               1,178,790
       8.31%, principal and interest payable
             $65,721 monthly, until November,
             2012                                                                  6,472,022               6,711,914
       8.125%, principal and interest payable
             $42,212 monthly, until November,
             2017                                                                  4,877,699               4,983,229
       7.45%, principal and interest payable
             $6,569 monthly, until December,
             2015                                                                    758,780                   --
                                                                                 -----------             -----------
                                                                                 $41,072,416             $41,634,615
                                                                                 ===========             ===========

Minimum mortgage note principal payments required over the next five years and thereafter are as follows:

                        1999                     $ 1,455,525
                        2000                       1,577,267
                        2001                       1,709,232
                        2002                       2,860,687
                        2003                       1,964,988
                        Thereafter                31,504,717
                                                 -----------
                                                 $41,072,416
                                                 ===========

The carrying value of debt at December 31, 1998 approximates fair value.


6.    INCOME TAXES:

Deferred income taxes are determined based on the difference between the financial statement and tax basis of assets and liabilities using the enacted tax rate.

The Company's effective income tax rate differed from the statutory federal income tax rate primarily due to the following:

                                                                       1998          1997          1996
                                                                       ----          ----          ----
            Statutory federal income tax rate                          34.0%         34.0%         34.0%
            Tax effect of:
               Dividend exclusion                                      (0.8)         (1.5)         (1.4)
               Minority interest                                        0.4           0.9           0.5
               State income taxes,
                   net of federal benefit                               0.7           4.6           3.1
               Other                                                    0.4          (0.7)         (1.0)
                                                                       ----          ----          ----
            Effective Income Tax Rate                                  34.7%         37.3%         35.2%
                                                                       ====          ====          ====

The tax effect of temporary differences giving rise to the Company's net deferred income tax liability at December 31, 1998 and 1997, is as follows:

                                                                                 1998                    1997
                                                                                 ----                    ----
            Deferred tax assets:
               Amortization of leasehold improvements                       $  1,488,658            $  1,241,933
               Pension                                                            37,717                  37,717
               Vacation                                                           34,827                  30,810
               Contested real estate taxes                                          --                   164,488
                                                                              ----------              ----------
                                                                               1,561,202               1,474,948
                                                                              ----------              ----------
            Deferred tax liabilities:
               Depreciation on rental income property,
                   equipment and furniture                                    (2,604,445)             (1,072,060)
               Unrealized holding gain for securities                         (1,438,552)             (1,460,109)
               Accrued rent receivable                                          (385,930)               (297,166)
                                                                              ----------              ----------
                                                                              (4,428,927)             (2,829,335)
                                                                              ----------              ----------
            Net deferred income tax liability                               $ (2,867,725)           $ (1,354,387)
                                                                              ==========              ==========

7.    ACQUISITIONS:

On December 1, 1998, the Company purchased the UMB Bank commercial office building assets for $9,400,000. UMB Bank is a six-story, 59,982 square foot commercial office building and parking garage located in Clayton, Missouri. The following unaudited pro forma summary combines the results of operations of the Company as if the acquisition of UMB Bank had occurred at the beginning of each period.

                                                                 Unaudited                 Unaudited
                                                                 ---------                 ---------
                                                                    1998                      1997
                                                                    ----                      ----
                   Total revenue                                $23,330,341                $17,891,771
                   Net income                                     3,165,998                  1,448,153
                   Earnings per common share                         $17.62                      $8.47

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations had been combined during the period and is not intended to be a projection of future results.

8.    OTHER RELATED PARTY TRANSACTIONS:

The Company received rent and fees from Commerce Bank, N.A. and Commerce Bancshares, Inc. (Commerce) and its subsidiaries of $3,746,446, $1,180,051 and $1,043,640 in 1998, 1997, and 1996, respectively. The Company was also reimbursed for utilities in the amount of $101,758, $107,711 and $107,885 in 1998, 1997 and 1996, respectively.

The Company owns 107,109 shares of Commerce common stock, which is shown as a related party investment in the accompanying consolidated balance sheet. The shares have been classified as available for sale. Accordingly, they are valued at market and the unrealized gain has been recorded as a component of equity, net of deferred taxes. There are common officers and directors of the Company and Commerce.

The Company has a $20,500,000 line of credit with a variable interest rate equal to one and one half percent (1 1/2%) in excess of the Fed Funds rate, floating with Commerce. At December 31, 1998, $6,234,000 was available under this line of credit, and the interest rate was 5.57%. The line requires monthly interest payments and expires March 31, 1999. Interest expense paid to Commerce was $116,299, $538,319, and $551,527 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company pledged the shares of Commerce common stock and real estate as collateral for the line of credit. The weighted short term borrowing rate was 6.76% in 1998. Interest of $207,497 and $220,958 was capitalized for the years ending December 31, 1998 and 1997, respectively.


9.    STOCK BASED COMPENSATION:

In January, 1998, the Company's Chairman exercised 5,000 nonqualified stock options granted in 1997 with an exercise price of $94.00 per share. Treasury shares were used to satisfy the options. Also in January, 1998, an additional 5,000 nonqualified stock options were granted to the Chairman with an exercise price of $135.25. The options, exercisable for five years from the date of grant were exercised in March, 1998. Additional shares were issued to satisfy the options. There were no options issued or outstanding for the year ended December 31, 1996. The Company accounts for the options under APB No. 25, under which no compensation cost has been recognized.

Had compensation cost for the options been determined in accordance with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                                          1998                    1997
                                                                          ----                    ----
Net Income:                         As reported                        $3,027,402              $1,537,742
                                    Pro Forma                           2,916,887               1,458,656
Basic Earnings per share:           As reported                            $16.85                   $9.00
                                    Pro Forma                              $16.23                   $8.53
Diluted Earnings per share:         As reported                            $16.84                   $8.96
                                    Pro Forma                              $16.22                   $8.50


The fair value of options granted in 1998 and 1997 are estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 1998 and 1997, respectively: risk free rate of 5.43% and 6.29%, expected dividend yield of zero for all options, expected life of five years for all options, and expected volatility of 14.23% and 9.69%.

Subsequent to year end an additional 2,000 nonqualified stock options were granted.

10.  COMMITMENTS AND CONTINGENCIES:

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

The Company has outstanding construction commitments of $8,091,000 as of December 31, 1998. The Company also has an extraordinary repair project at Phase I & Phase II of the New Mark apartment complex due to sudden termite damage with estimated expense of $1,160,000. The Company has plans to make repairs to the 710 Main garage in the approximate amount of $792,000. Both projects shoud be completed by the second quarter, 1999.

11.  BUSINESS SEGMENTS

In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires the Company to define and report the Company's business based on how management currently evaluates its business.

The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for the years ended December 31, 1998, 1997 and 1996:

                                       ---------------------------------------------------------------------------------
                                                                        December 31, 1998
                                       ---------------------------------------------------------------------------------
                                         COMMERCIAL
                                           OFFICE      APARTMENTS     PARKING        OTHER     ELIMINATING     TOTAL
                                       -------------  ------------   ----------   ----------- -------------  -----------
REVENUE FROM EXTERNAL CUSTOMERS          10,188,025     5,263,237    1,619,725     5,191,018         --      22,262,005

LAND SALES                                  242,589          --           --       4,052,967   (4,295,556)         --

INTEREST EXPENSE                          1,365,742     1,616,757         --         307,664         --       3,290,163

DEPRECIATION AND AMORTIZATION             2,405,007     1,097,707      118,773       287,007         --       3,908,494

SEGMENT NET INCOME BEFORE TAX             1,222,911      (470,456)     687,335     3,535,455         --       4,975,245

CAPITAL EXPENDITURES BY SEGMENT          12,709,602     7,187,161      170,649       393,760  (20,461,172)         --

IDENTIFIABLE SEGMENT ASSETS              37,571,163    26,234,571    4,658,670    16,635,621         --      85,100,025

                                       ---------------------------------------------------------------------------------
                                                                        December 31, 1997
                                       ---------------------------------------------------------------------------------
                                         COMMERCIAL
                                           OFFICE      APARTMENTS     PARKING        OTHER     ELIMINATING     TOTAL
                                       -------------  ------------   ----------   ----------- -------------  -----------
REVENUE FROM EXTERNAL CUSTOMERS           9,583,305     4,983,724    1,508,100     1,216,843         --      17,291,972

LAND SALES                                     --            --           --            --           --            --

INTEREST EXPENSE                            997,600     1,334,954         --         550,592         --       2,883,146

DEPRECIATION AND AMORTIZATION             2,289,464       917,073      110,374       245,304         --       3,562,215

SEGMENT NET INCOME BEFORE TAX             1,322,163       434,965      595,542       101,111         --       2,453,781

CAPITAL EXPENDITURES BY SEGMENT           2,073,345       446,721    1,221,370     1,701,902   (5,443,338)         --

IDENTIFIABLE SEGMENT ASSETS              27,536,685    23,731,690    4,767,312    14,739,932         --      70,775,619

                                       ---------------------------------------------------------------------------------
                                                                        December 31, 1996
                                       ---------------------------------------------------------------------------------
                                         COMMERCIAL
                                           OFFICE      APARTMENTS     PARKING        OTHER     ELIMINATING     TOTAL
                                       -------------  ------------   ----------   ----------- -------------  -----------
REVENUE FROM EXTERNAL CUSTOMERS           9,105,664     4,621,978    1,361,271     1,124,173         --      16,213,086

LAND SALES                                     --            --           --         580,000      (580,000)        --

INTEREST EXPENSE                            757,817     1,291,615         --         485,916         --       2,535,348

DEPRECIATION AND AMORTIZATION             2,225,836       863,620       99,525       119,945         --       3,308,926

SEGMENT NET INCOME BEFORE TAX             1,238,251       434,386      520,584       129,290         --       2,322,511

CAPITAL EXPENDITURES BY SEGMENT           3,351,248     4,517,888      262,350     3,720,117   (11,851,603)        --

IDENTIFIABLE SEGMENT ASSETS              28,017,974    20,634,825    3,303,610    11,667,836         --      63,624,245


12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 1998 Quarters                                   1997 Quarters
                                ============================================== ===============================================
                                  First       Second     Third       Fourth       First      Second       Third      Fourth
============================================================================== ================================================
Revenue                         4,602,878   4,313,375   5,906,086   7,439,666   4,237,939   4,332,798   4,306,808   4,414,427
Net income                        454,403     214,758     732,560   1,625,681     337,504     509,418     403,958     286,862
============================================================================== ================================================
Basic Earnings Per Share             2.59        1.19        4.05        9.02        1.97        2.98        2.36        1.69
Diluted Earnings Per Share           2.58        1.19        4.05        9.02        1.97        2.97        2.35        1.67
============================================================================== ================================================


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
Tower Properties Company:

We have audited the accompanying consolidated balance sheets of Tower Properties Company (a Missouri Corporation) and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, stockholders' investment and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tower Properties Company and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Schedule III is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.





Kansas City, Missouri
March 2, 1999

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long term debt and a $20,500,000 line of credit with Commerce Bank, N.A.
At December 31, 1998, the Company had $2,045,000 outstanding on the line of credit. In 1999, the Company plans to build and complete a $7,000,000 parking garage. With cash provided from operations of $6,332,000 in 1998, the Company does not anticipate any liquidity problems. The Company has not experienced liquidity problems during the twelve months ended December 31,
1998. During 1996, the Company constructed an additional 68 units at the Hillsborough apartment complex. The Company used the line of credit with Commerce Bank, N.A. to fund the construction project. In April, 1996, a $2,900,000 twenty-year term mortgage loan was secured for this property with Penn Mutual. The proceeds from this loan were used to reduce the line of credit with Commerce Bank, N.A.  On October 11, 1996, the Company acquired the 916-920 Walnut office buildings and the 102 E. 8th Street parking lot in Kansas City, Missouri for $700,000. The Company used the line of credit with Commerce Bank, N.A. to acquire the property. On December 18, 1996, the
Company acquired the 9909 Lakeview Avenue warehouse located in Lenexa, Kansas, for $3,675,000. The Company used the line of credit with Commerce Bank,
N.A. to acquire this property.  In February, 1997, a $2,720,000 twenty-year term mortgage loan was secured for this property from Prudential Insurance of America. The proceeds of this loan were used to reduce the line of credit.
On December 27, 1996, the Company acquired the 9221 Quivera commercial office building and an adjoining 70,000 square foot vacant parcel of land, located in Overland Park, Kansas for $1,750,000. The Company used the line of credit with Commerce Bank, N.A. to make this purchase. In March, 1997, a $1,200,000 loan with a twenty-year amortization and a five-year balloon payment was secured for this property with Mercantile Bank and Trust.  The proceeds from
this loan was used to reduce the line of credit.   During 1997 and 1998, the
Company constructed an additional 140 units at the New Mark Apartment
Complex. The Company used the line of credit with Commerce Bank, N.A. to fund the construction. In October, 1997, a $5,000,000 twenty-year term mortgage loan was secured for this property from Ohio National. The proceeds of this loan were used to reduce the line of credit. Also in October, 1997, the Company secured a $6,750,000 fifteen year mortgage loan on the 811 Main office building. The proceeds from this loan was used to pay off the line of credit and the remainder was invested in short term investments until it was necessary to borrow additional funds to finance the low rise elevator modernization and the replacement of the chiller and cooling towers in the Commerce Tower office building. In March, 1998, the Company secured a
$775,000 seventeen year, 10 month mortgage loan on the expansion of the 9200 Cody warehouse/office facility. The proceeds from this loan was used to reduce the line of credit. The Company closed land sales in the amount of $1,400,000 in September, 1998 and $2,700,000 in October, 1998. The proceeds were held by an exchange corporation with the intention of enacting a tax-free exchange. The Company identified the UMB Bank commercial office building, located in Clayton, Missouri as a target exchange property and purchased the property in December, 1998 for $9,400,000. The $4,000,000 generated from the land sales and $5,400,000 in cash drawn on the Company's line of credit. In the transaction, Tower also acquired the right to issue $6,400,000 in low interest industrial revenue bonds. These proceeds were used to reduce the line of credit. The Company is arranging permanent financing of $7,000,000 from Business Men's Assurance at a fixed rate of 6.9%. The loan will close during the first quarter of 1999, and the proceeds of this loan will be used to reduce the line of credit and provide funds for major repairs at the 710 Garage, New Mark apartments and the continued construction of the Tower Parking garage.


                            YEAR ENDED DECEMBER 31, 1998
                   COMPARED WITH THE YEAR ENDED DECEMBER 31, 1997

RESULTS OF OPERATIONS
---------------------

Increased parking spaces due to the demolition of the Texaco station at 600 Main and the increase in rental rates for all surface parking, the completion of Phase III of the New Mark apartment complex, the expansion of the 9200 Cody warehouse/office facility and the acquisition of the UMB Bank commercial office building in Clayton, Missouri, offset by the decrease in occupancy during the first half of 1998 in the 811 Main commercial office building, the vacancy of the 916-920 Walnut commercial office buildings and the vacancy of the 9909 Lakeview warehouse are responsible for the increase in rental income of $198,753. Parking revenue increased 7% and apartment rentals increased 6%. The expansion of the 9200 Cody warehouse/office facility in October, 1997 created a 40% increase in rental income for that facility. Occupancy in the Commerce Tower is 90%. The Barkley Place, the UMB Bank and the 811 Main office buildings are 100% leased. The 9200 Cody warehouse/office facility, the 6601 College Boulevard commercial office building, and the 9221 Quivera commercial office building are 100% leased under triple net leases. The 9909 Lakeview warehouse is presently vacant. Phase I and II of the New Mark apartment complex are 78% leased, Phase III of New Mark are 79% leased, Hillsborough apartments are 95% leased and Peppertree apartments are 94% leased at year end.

The increase in management and service fees and the increase in salary expense is due to the acquisition of the management contract for the Commerce Trust, Commerce Bank, Osco and Executive Office commercial office buildings for Commerce Bank N.A.

The Company was granted and received $242,589 for a Kansas City Power and Light easement on its 6601 College Boulevard commercial office building location. In addition, the Company sold 197 acres of undeveloped land located in the New Mark sub-division. These transactions account for the increase in real estate sales and cost of real estate sold. Interest and other income has increased primarily due to the construction management fees earned on Commerce Bank property and department remodels.

The increase in depreciation is a direct result of the modernization of the low and high rise elevators in the Commerce Tower, the expansion of the 9200 Cody warehouse/office facility and the completion of the Phase III of the New Mark apartment complex. Due to a lack of benefit, management has decided to close the law library located in the Commerce Tower commercial office building at year end and write down the law library books in the amount of $287,422 to an estimated value of $15,000.

The increase of $706,128 in maintenance and repairs is primarily due to the sudden termite damage at the Phase I and II of the New Mark apartment complex and the necessary repairs made at the 710 Main parking garage. The increase in taxes other than income is the Stanley warehouse real estate taxes previously paid by the tenant in a triple net lease, the acquisition of the UMB Bank commercial office building and the completion of Phase III of the New Mark apartment complex, offset by the decrease in assessment of the Commerce Tower commercial office building.

Utilities increased primarily due to the Stanley warehouse and Phase III of New Mark. The increase in other interest expense is the interest payments on the $6,750,000 mortgage loan for the 811 Main commercial office building and garage, the $5,000,000 mortgage loan on the Phase III of the New Mark apartment complex and the $775,000 mortgage on the expansion of the 9200 Cody warehouse/office facility, offset by the capitalized interest during construction of the Phase III New Mark construction project.

The decrease in amortization of leasehold improvements is comprised of 1998 tenant improvements in the Commerce Tower, Barkley Place and 811 Main commercial office buildings and the 9200 Cody warehouse expansion as compared to the 1997 improvements which included the write off of the UtiliCorp space in the Commerce Tower commercial office building.


                            YEAR ENDED DECEMBER 31, 1997
                   COMPARED WITH THE YEAR ENDED DECEMBER 31, 1996

RESULTS OF OPERATIONS
---------------------

Increased occupancy in the Barkley Place office building, the change at the 811 Main building from a single tenant with a triple net lease to a multi-tenant, full service building effective April 1, 1996, the completion of Phase II of the Hillsborough apartment complex, increased revenue from parking operations, the acquisition of the 916-920 Walnut commercial office buildings on October 11, 1996, the acquisition of the Stanley warehouse on December 18, 1996 and the December 27, 1996 acquisition of the 9221 Quivera office building, offset by the decrease in occupancy in the Commerce Tower are primarily responsible for the 10% increase in rental income of $1,548,875. Parking revenue increased 11% and apartment rentals increased 8%. The acquisition of the Stanley warehouse and the 9221 Quivera commercial office building with combined rental income of $755,270 was responsible for 49% of the total increase. The increase in rental income at the 822 Main building was responsible for 24% of the total increase. Occupancy in the Commerce Tower is 86%. The Barkley Place commercial office building is 100% leased and the 811 Main office building is 81% leased. The 9200 Cody warehouse/office facility, the 6601 College Boulevard commercial office building, and the 9221 Quivera commercial office building are 100% leased under triple net leases. The 9909 Lakeview warehouse was 100% leased until October 31, 1997 at which time they accepted a buy out offer from Stanley Works. The New Mark apartments are 92% leased, Hillsborough apartments are 87% leased and Peppertree apartments are 95% leased at year end. The increase in parking revenues in 1997 is primarily due to an increase in occupancy in both the 710 and 711 Main Garages and the demolition and construction of a surface parking lots at the South Rodeway and Texaco Station property.

The increase in management and service fees is primarily due to an increase in the amount of fees billed for tenant leasehold improvements performed by Company employees and the management fee for the Commerce Trust, Commerce Bank, Osco and Executive Office commercial office building for Commerce Bank N.A. effective November 10, 1997.

The sale of twenty nine acres of undeveloped land located in the New Mark sub-division in 1996 accounts for the decrease in real estate sales and cost of real estate sold.

Interest and other income has increased due to a combination of the increase in apartment income collected for washer and dryer facilities, forfeited security deposits and the construction management fees earned on tenant remodels.

The increase in salaries and employee benefits of $221,484 is a direct result of the increase in management personnel. The increase in depreciation is a direct result of the acquisition of the Stanley warehouse, the 9221 Quivera commercial office building, the completion of the Phase II of the Hillsborough apartment complex, the expansion of the 9200 Cody warehouse/office facility and the modernization of the low rise elevators in the Commerce Tower commercial office building.

The increase of $346,636 in maintenance and repairs is primarily due to changing the 811 Main building to a multi-tenant, full service building effective April 1, 1996, repairs to the chillers at the Commerce Tower office building, concrete repairs at the 710 Main parking facility and the acquisition of 916-920 Walnut commercial office buildings. The changing of the 811 Main building to a multi-tenant, full service building, the acquisition of the 916-920 Walnut commercial office buildings, the completion of the Phase II of the Hillsborough apartment complex, the lease buy out of the 9909 Lakeview warehouse and the increase in the assessment of the Commerce Tower commercial office building are responsible for the increase in taxes other than income.

The increase in utilities is primarily due to the conversion of 811 Main to a full service, multi-tenant building and the acquisition of the 916-920 Walnut office building, offset by a reduction in both the Commerce Tower and Barkley Place office buildings. The increase in other interest expense and the reduction in related party interest expense is result of securing a mortgage loan of $2,700,000 for the 9909 Lakeview warehouse, a $1,200,000 mortgage loan for the 9221 Quivera commercial office building, a $6,750,000 mortgage loan for the 811 Main commercial office building and garage and a $5,000,000 mortgage loan on the Phase III of the New Mark apartment complex. The proceeds from these loans were used to reduce the line of credit with Commerce Bank N.A.

The decrease in amortization of leasehold improvements is primarily due to the UtiliCorp tenant improvements in the Commerce Tower which were being amortized over the life of their leases which ended in the first half of 1997. The decrease in professional fees and other expenses is primarily due to the expenses incurred in connection with the buy out of the downtown Texaco lease and the write off of a note receivable for rent from a former Commerce Tower tenant in 1996.

                                ENVIRONMENTAL ISSUES

In accordance with Federal, State and local laws regarding asbestos, Tower Properties Company is not required to remove, but will continue to monitor the status of asbestos in its commercial office buildings.

The cost to remove all asbestos from properties owned by Tower Properties Company cannot be been determined; however, these removal costs could have a significant adverse impact on the future operations and liquidity of Tower Properties Company.

                           AMERICANS WITH DISABILITIES ACT

Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. During 1998, the Company made modifications to certain properties at a cost of approximately $111,000.

                               MARKET RISK DISCLOSURE

The Company is exposed to various market risks, including equity investment prices and interest rates.

The Company has $4,552,133 of equity securities as of December 31, 1998.
These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $277,680 effect on comprehensive income.

The Company has approximately $8,445,000 of variable rate debt as of December 31, 1998. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $52,000.

                    PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 no later than January 1, 2000. Management is currently evaluating the impact that adoption of SFAS 133 will have on the Company's financial position and results of operations.

                                     YEAR 2000

The Company has assessed the key financial, information and operational systems. Management does not anticipate that the Company will encounter significant operational issued related to the year 2000. Our elevator and heating and cooling systems have been deemed Year 2000 compliant by our respective vendors. We have successfully completed tests on these systems without failures. All of our office systems have been upgraded to Year 2000 compliant software. Futhermore, the financial impact of making required systems changes has not been material to the Company's consolidated financial position, results of operations or cash flows.

Our greatest exposure for problems is our reliance on our utility providers. While none will guarantee service without disruption, all of the utilities expect to be Year 2000 compliant by the U.S. Government's deadline of June 30, 1999. Most of our utilities have manual override alternatives should any interruption occur.

                                                TOWER PROPERTIES COMPANY
                                                SELECTED FINANCIAL DATA

                                           TWELVE MONTHS ENDING DECEMBER 31,


                                          -----------------------------------------------------------------------
                                              1998           1997           1996           1995           1994
                                          -----------------------------------------------------------------------
Total Revenue                             $22,262,005    $17,291,972    $16,213,086    $13,152,882    $11,697,118
Net Income                                  3,027,402      1,537,742      1,505,223      1,510,180        811,831
Basic Earnings Per Common Share                 16.85           9.00           8.80           8.84           4.75
Diluted Earnings Per Common Share               16.84           8.96           8.80           8.84           4.75
Dividends Per Common Share                     --             --             --             --             --
Mortgages Notes Payable                    41,072,416     41,634,615     26,905,057     19,300,872     17,820,480
Net Equity                                 29,238,537     25,073,500     22,544,228     20,635,259     18,618,042
Total Assets                              $85,100,025    $70,775,619    $63,624,245    $56,504,061    $42,497,944


                                           REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                         SCHEDULE III

                                                                                                    Cost Capitalized
                                                                                                      Subsequent to
                                                                 Initial Cost to Company               Acquisition
                                                             ------------------------------    ----------------------------
                                                                             Buildings and                        Carrying
      Description-(C)                     Encumbrances          Land          Improvements      Improvements        Costs
      ---------------                     ------------          ----          ------------      ------------        -----
COMMERCIAL OFFICE BUILDINGS
  Commerce Tower                          $         0       $   919,920       $18,133,895       $ 1,615,804    $      0
  811 Main                                  6,472,022           596,387         2,553,247           218,914           0
  UMB Bank-Clayton                                  0         1,113,734         8,310,720              --             0
  Barkley Place                             3,571,011           871,000         4,943,000            59,591           0
  6601 College Boulevard                    5,039,918         1,000,000         5,950,000                 0           0
  9200 Cody Warehouse/office                2,570,361           296,850         2,174,150         1,222,560           0
  9909 Lakeview Avenue                      2,607,144           652,000         2,773,000                 0           0
  9221 Quivera                              1,150,307           290,738         1,193,130                 0           0
  Other Rental Properties                           0           767,401           229,118             5,578           0
                                          -----------       -----------       -----------       -----------    --------
Sub-Total                                  21,410,763         6,508,030        46,260,260         3,122,447           0

APARTMENTS
  New Mark Apartments, 210 Units            2,054,772            19,768         3,797,495           627,285           0
  New Mark Apartments III, 140 Units        4,877,699           649,374         5,341,616              --             0
  Hillsborough Apartments, 329 Units        9,242,684         1,161,740         8,485,514         3,901,449           0
  Peppertree Apartments, 162 Units          3,486,498           833,243         4,554,674            79,430           0
                                          -----------       -----------       -----------       -----------    --------
Sub-Total                                  19,661,653         2,664,125        22,179,299         4,608,164           0

PARKING FACILITIES
  710 Main                                          0           286,361           672,655             4,974           0
  811 Main                                          0           149,096           614,122           599,857           0
  DRC Texaco & 711 Garage                           0           501,513            50,538         1,030,112           0
  Surface lots & 9th & Walnut Garage                0         2,129,257            81,000           748,281           0
                                          -----------       -----------       -----------       -----------    --------
Sub-Total                                           0         3,066,227         1,418,315         2,383,224           0
                                          -----------       -----------       -----------       -----------    --------
TOTALS                                    $41,072,416       $12,238,382       $69,857,874       $10,113,835    $      0
                                          ===========       ===========       ===========       ===========    ========

                                               Gross Amount at Which
                                                  Carried at Close
                                                     of Period
                                          --------------------------------  -------------
                                                            Buildings and
      Description-(C)                         Land          Improvements         Total
      ---------------                         ----          ------------         -----
COMMERCIAL OFFICE BUILDINGS
  Commerce Tower                          $   919,920       $19,749,699       $20,669,619
  811 Main                                    608,355         2,760,193         3,368,548
  UMB Bank-Clayton                          1,113,734         8,310,720         9,424,454
  Barkley Place                               871,000         5,002,591         5,873,591
  6601 College Boulevard                    1,000,000         5,950,000         6,950,000
  9200 Cody Warehouse/office                  296,850         3,396,710         3,693,560
  9909 Lakeview Avenue                        652,000         2,773,000         3,425,000
  9221 Quivera                                290,738         1,193,130         1,483,868
  Other Rental Properties                     767,401           234,696         1,002,097
                                          -----------       -----------       -----------
Sub-Total                                   6,519,998        49,370,739        55,890,737

APARTMENTS
  New Mark Apartments, 210 Units               19,768         4,424,780         4,444,548
  New Mark Apartments III, 140 Units          649,374         5,341,616         5,990,990
  Hillsborough Apartments, 329 Units        1,161,740        12,386,963        13,548,703
  Peppertree Apartments, 162 Units            833,243         4,634,104         5,467,347
                                          -----------       -----------       -----------
Sub-Total                                   2,664,125        26,787,463        29,451,588

PARKING FACILITIES
  710 Main                                    350,349           613,641           963,990
  811 Main                                    149,096         1,213,979         1,363,075
  DRC Texaco & 711 Garage                     501,513         1,032,057         1,533,570
  Surface lots & 9th & Walnut Garage        2,877,538            81,000         2,958,538
                                          -----------       -----------       -----------
Sub-Total                                   3,878,496         2,940,677         6,819,173
                                          -----------       -----------       -----------
TOTALS                                    $13,062,619       $79,098,879       $92,161,498
                                          ===========       ===========       ===========

                                                                                                    Life
                                                                                                  on Which
                                                                                                Depreciation
                                                December 31, 1998                                in Latest
                                          ------------------------------     -------------         Income
                                           Accumulated         Date of            Date           Statement
      Description-(C)                     Depreciation      Construction        Acquired        is Computed
      ---------------                     ------------      ------------        --------        -----------
COMMERCIAL OFFICE BUILDINGS
  Commerce Tower                          $14,202,127           1965              1971         18 to 65 Years
  811 Main                                  2,407,125           1959              1972            45 Years
  UMB Bank-Clayton                             17,314           1985              1998            40 Years
  Barkley Place                               673,872           1988              1994            40 Years
  6601 College Boulevard                      561,423           1979              1995            40 Years
  9200 Cody Warehouse/office                  270,986           1973              1995            40 Years
  9909 Lakeview Avenue                        159,531           1987              1996            40 Years
  9221 Quivera                                 79,792           1968              1996            40 Years
  Other Rental Properties                      87,485          Various          Various        10 to 40 Years
                                          -----------
Sub-Total                                  18,459,655

APARTMENTS
  New Mark Apartments, 210 Units            2,788,988         1969/1977        1971/1977       8 to 40 Years
  New Mark Apartments III, 140 Units          126,428           1998              1998            40 Years
  Hillsborough Apartments, 329 Units        1,669,729           1985              1992            40 Years
  Peppertree Apartments, 162 Units            669,562           1986              1993            40 Years
                                          -----------
Sub-Total                                   5,254,707

PARKING FACILITIES
  710 Main                                    575,800           1959              1972            45 Years
  811 Main                                  1,316,961         1959/1996        1972/1996       15 to 45 Years
  DRC Texaco & 711 Garage                     175,875
  Surface lots & 9th & Walnut Garage          193,764          Various            1989            20 Years
                                          -----------
Sub-Total                                   2,262,400
                                          -----------
TOTALS                                    $25,976,762
                                          ===========


DIRECTORS

James M. Kemper, Jr.
Chairman, and Chief Executive Officer of Tower Properties Company

Thomas R. Willard
President, Tower Properties Company

David W. Kemper
Chairman, President and Chief Executive Officer, Commerce Bancshares, Inc., a bank holding company, Chairman, President and Chief Executive Officer, Commerce Bank, N.A.

Jonathan M. Kemper
Vice Chairman, Commerce Bancshares, Inc., a bank holding company,
      Vice Chairman, Commerce Bank, N.A.

Brian D. Everist
President, Intercontinental Engineering Manufacturing Corporation

Neil T. Douthat
Sr. Vice President-Investments, Solomon Smith Barney, Inc.


OFFICERS

James M. Kemper, Jr.
Chairman, and Chief Executive Officer

Thomas R. Willard
President

E. Gibson Kerr
Vice President

Robert C. Harvey III
Chief Financial Officer, Vice President and Secretary

Margaret V. Allinder
Vice President, Assistant Secretary and Controller

                              PRINCIPAL REAL ESTATE OF
                              TOWER PROPERTIES COMPANY

Commerce Tower Building                 30-story office building, 911 Main Street

Barkley Place Office Building           6-story office building, 10561 Barkley

811 Main Building                       230,000 rentable square feet office building
                                        and 530 car parking garage

UMB Bank Building                       6 story office building and parking garage,
                                        7911 Forsyth Blvd., Clayton, Missouri

6601 College Boulevard Office Building  6-story office building, 6601 College Blvd.

9221 Quivera  Office Building           1-story office building, 9221 Quivera

9200 Cody Warehouse/Office Facility     120,900 square foot warehouse/office facility

9909 Lakeview Avenue Warehouse          115,000 square foot warehouse

710 Main Parking Garage                 740 car parking garage

711 Main Parking Garage                 280 car parking garage

New Mark Apartment Complex              210 apartments and an additional
                                        140 apartments completed in 1998, located at
                                        100th and North Oak Streets

New Mark Subdivision                    117 acres of residential and commercial
                                        land in the area of 100th and North Oak
                                        Streets

Downtown Kansas City Vacant Land        6th Street to 7th Street, Baltimore to
                                        Wyandotte Streets and a block of land
                                        Located on the corner of 8th and Wyandotte
                                        Streets, land and improvements from
                                        7th to 8th Streets on east side of Main
                                        Street, a 112 car parking lot at 600 Main, a
                                        100 car parking lot at 601 Main and a 40 car
                                        parking lot at 8th and Walnut.

900-920 Walnut                          A new 264-car garage under construction,
                                        To be completed in 1999.

9th and Walnut                          Property located at the southwest corner
                                        Of Ninth and Walnut and a two-story
                                        Parking facility located at the northwest
                                        Corner of Ninth and Walnut

Hillsborough Apartment Complex          329 garden apartments located at 5401 Fox
                                        Ridge Drive

Peppertree Apartment Complex            162 garden apartments, located at
                                        6800 Antioch

All of the real estate is located in Johnson County, Kansas, Clay, St. Louis and Jackson County, Missouri.
