Form 10-Q
period 1999-03-31
TOWER PROPERTIES CO
filed 1999-05-14
CIK 98827

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITY EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 1999
                       --------------------------------
                        Commission File Number 0-18261

                           TOWER PROPERTIES COMPANY
                           ------------------------
            (Exact name of registrant as specified in its charter)

            Missouri                                     (43-1529759)
    ------------------------                           ----------------
    (State of incorporation)                           (IRS tax number)

   Suite 100, 911 Main Street,    Kansas City, Missouri      64105
------------------------------------------------------------------------
   (Address of principal executive offices)                Zip Code

                                (816) 421-8255
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
   Yes   X                                      No
-----------------------------------------------------------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                        182,981 shares of common stock
                        ------------------------------
                 $1.00 par value per share, at April 15, 1999

                                               TOWER PROPERTIES COMPANY
                                             CONSOLIDATED BALANCE SHEETS
                                         MARCH 31, 1999 AND DECEMBER 31, 1998
                                                                       (UNAUDITED)
                                                                          1999                     1998
                                                                     -------------            -------------
ASSETS
Investment in Commercial Properties:
      Rental Property, Net                                            $65,713,411              $66,184,736
      Tenant Leasehold Improvements, Net                                4,024,988                4,175,869
      Equipment and Furniture, Net                                      4,070,346                4,221,000
      Construction in Progress                                          3,953,985                2,900,811
                                                                     -------------            -------------
         Commercial Properties, Net                                    77,762,730               77,482,416

Real Estate Held for Sale                                                 430,717                  430,717

Cash and Cash Equivalents                                                  97,409                  147,928
Investments At Market (Related Party)                                   4,123,697                4,552,133
Receivables                                                             1,738,952                1,612,121
Prepaid Expenses and Other Assets                                         871,803                  874,710
                                                                     -------------            -------------

            Total Assets                                              $85,025,308              $85,100,025
                                                                     =============            =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
      Mortgage Notes                                                  $40,719,490              $41,072,416
      Real Estate Bond Issue                                            6,400,000                6,400,000
      Line of Credit (Related Party)                                    3,445,000                2,045,000
      Accounts Payable and Other Liabilities                            2,100,038                3,232,969
      Deferred Income Taxes                                             2,700,635                2,867,725
      Income Taxes Payable                                                 88,110                   64,673
                                                                     -------------            -------------

            Total Liabilities                                          55,453,273               55,682,783

Commitments and Contingencies

Minority Interest                                                         181,965                  178,705

Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                       --                       --

Stockholders' Investment:
   Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         183,430 Shares, Unchanged                                        183,430                  183,430
   Paid-In Capital                                                     18,454,098               18,272,313
   Retained Earnings                                                    8,796,502                8,684,079
   Unrealized Holding Gain for Securities                               1,988,697                2,250,043
                                                                     -------------            -------------
                                                                       29,422,727               29,389,865
   Less Treasury Stock, At Cost (419 and
         2,345 shares in 1999 and 1998, respectively)                     (32,657)                (151,328)
                                                                     -------------            -------------
      Total Stockholders' Investment                                   29,390,070               29,238,537
                                                                     -------------            -------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                        $85,025,308              $85,100,025
                                                                     =============            =============

The accompanying notes are an integral part of these consolidated balance sheets.

                                                TOWER PROPERTIES COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                                      (UNAUDITED)
                                                                          1999                             1998
                                                                      ------------                     ------------
REVENUES
   Rent                                                                $4,402,573                       $3,723,678
   Rent,Related Party                                                     386,729                          239,086
   Management and Service Fees                                             30,291                           72,382
   Management and Services Fees, Related Party                             92,987                          110,440
   Real Estate Sales/Proceeds from Easement                                     -                          242,589
   Interest and Other Income                                               95,666                           69,418
                                                                      ------------                     ------------
            Total Revenues                                              5,008,246                        4,457,593
                                                                      ------------                     ------------

OPERATING EXPENSES
   Operating Expenses                                                     828,730                          789,372
   Maintenance and Repairs                                              1,374,258                          665,834
   Depreciation and Amortization                                        1,003,740                          915,427
   Taxes Other than Income                                                422,991                          352,031
   General, Administrative and Other                                      258,532                          209,635
                                                                      ------------                     ------------
            Total Operating Expenses                                    3,888,251                        2,932,299

OTHER EXPENSE
   Interest (Including Related Party)                                     930,354                          795,522
      Net Income Before Minority Interest and
        Provision for Income Taxes                                        189,641                          729,772
   Minority Interest In Income of Subsidiary                               (3,260)                          (5,169)
                                                                      ------------                     ------------
      Income Before Provision for Income Taxes                            186,381                          724,603
                                                                      ------------                     ------------

PROVISION FOR INCOME TAXES
   Currently Payable                                                       73,958                          270,200
                                                                      ------------                     ------------

NET INCOME                                                               $112,423                         $454,403
                                                                      ============                     ============
Earnings Per Share:
   Basic                                                                    $0.62                            $2.59
                                                                      ============                     ============
   Diluted                                                                  $0.62                            $2.58
                                                                      ============                     ============
Weighted Average Common Shares Outstanding:
   Basic                                                                  182,291                          175,478
                                                                      ============                     ============
   Diluted                                                                182,293                          175,916
                                                                      ============                     ============

                     The accompanying notes are an integral part of these consolidated statements.

                                               TOWER PROPERTIES COMPANY
                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             FOR THE THREE MONTHS ENDING MARCH 31, 1999 AND MARCH 31, 1998

                                                                     1999                           1998
                                                                 -----------                    -----------
NET INCOME                                                        $ 112,423                      $ 454,403

Unrealized holding gains (losses) on marketable
equity securities arising during the year                          (428,436)                       263,523

Income tax benefit (expense)                                        167,090                       (102,774)

Adjustment for tax rate change                                            -                          5,271
                                                                 ------------                   ------------

Comprehensive income                                              $(148,923)                     $ 620,423
                                                                 ============                   ============

                           The accompanying notes are an integral part of these statements.

                                               TOWER PROPERTIES COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOW
                             FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998
                                                      (UNAUDITED)
                                                                    1999                          1998
                                                               -------------                 -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                   $   112,423                   $   454,403
   Adjustments to Reconcile Net Income to Net Cash
      Provided by (Used in) Operating Activities:
         Depreciation                                               714,015                       614,205
         Amortization of Leasehold Improvements                     289,725                       301,222
      Change in Assets and Liabilities, Net:
         Receivables                                               (126,831)                      (84,358)
         Prepaid Expenses and Other Assets                            2,907                        14,104
         Accounts Payable and Other Liabilities                  (1,132,931)                    1,144,509
         Deferred Income Taxes                                     (167,090)                       97,503
         Income Taxes Payable                                        23,437                       262,118
                                                               --------------                --------------
Net Cash Provided by (Used in) Operating Activities                (284,345)                    2,803,706
                                                               --------------                --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Construction in Progress                          (1,053,174)                   (3,081,517)
   Additions to Real Estate Held for Sale, Net                           --                       (11,403)
   Net Change in Unrealized Gain for Securities                    (261,346)                      166,020
   Net Change in Related Party Investments                          428,436                      (263,523)
   Additions to Equipment & Furniture, Net                          (82,920)                     (165,877)
   Additions to Rental Income Property, Net                          (9,116)                       (8,800)
   Additions to Leasehold Improvements, Net                        (138,844)                     (312,244)
                                                               --------------                --------------
Net Cash Used in Investing Activities                            (1,116,964)                   (3,677,344)
                                                               --------------                --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                 (352,926)                     (320,126)
   Proceeds from Long Term Borrowings                                    --                       775,000
   Net Change in Short Term Borrowings, Net                       1,400,000                      (720,000)
   Issuance of Common Stock                                              --                       676,250
   Sale of Treasury Stock                                           312,000                       470,000
   Purchase of Treasury Stock                                       (11,544)                           --
   Increase in Minority Interest                                      3,260                         5,169
                                                               --------------                --------------
Net Cash Provided by Financing Activities                         1,350,790                       886,293
                                                               --------------                --------------

NET INCREASE (DECREASE) IN CASH                                     (50,519)                       12,655

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      147,928                        84,255
                                                               --------------                --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    97,409                   $    96,910
                                                               ==============                ==============

                      The accompanying notes are an integral part of these statements.

                   TOWER PROPERTIES COMPANY AND SUBSIDIARIES
                FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by the Company and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K as of and for the year ended December 31, 1998.
       The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay, Jackson and St. Louis County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consists of office buildings, apartment complexes, a warehouse and a warehouse/office facility and automobile parking lots and garages.

2. Rental revenue is recognized on a straight-line basis over the term of individual leases.

3. Interest of $43,018 and $66,941 was capitalized during the first three months of 1999 and 1998, respectively.

4. Interest paid during the three months of 1999 and 1998 for long-term mortgages amounted to $828,656 and $839,642, respectively. Interest paid to related party was $58,398 and $22,821 for the first three months of 1999 and 1998, respectively. Income taxes paid during the first three months of 1999 and 1998 amounted to $50,821 and $8,082, respectively.

5. Certain prior quarter amounts have been reclassified to conform to the 1999 presentation.

6. Under SFAS No. 115, the investment in Commerce common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $3,260,159 net of tax effects of $1,271,462 is reflected as a separate component of equity. The decrease in the net unrealized holding gain for the three months from December 31, 1998 to March 31, 1999 was $261,346, net of deferred taxes.

7.  PENDING LAND SALE:
       The Company entered into two agreements to sell approximately 19 acres of land held for sale for $185,000, which will result in a gain of approximately $113,000 when the transactions are consummated. 7.48 acres were sold in April, 1999 in the amount of $59,840, with the balance to close in the second or third quarter.

8.  STOCK BASED COMPENSATION:
       In January, 1999, the Company's Chairman exercised 2,000 nonqualified stock options granted in 1999 with an exercise price of $156.00 per share. Treasury shares were used to satisfy the options. The Company accounts for the options under APB No. 25, under which no compensation cost has been recognized.

9.  COMMITMENTS AND CONTINGENCIES:
       Due to governmental regulations regarding asbestos and the uncertainty surrounding the advantages and disadvantages of asbestos removal, Tower Properties Company will continue to monitor the status of asbestos in its commercial office buildings and will take appropriate action when required.

       The cost to remove all asbestos from properties owned by Tower Properties Company cannot be determined; however, these removal costs could have a significant adverse impact on the future operations and liquidity of Tower Properties Company.

       The Company has outstanding construction commitments of $7,615,000 as of March 31, 1999. The Company also has an extraordinary repair project at Phase I & II of the New Mark apartment complex due to sudden termite damage in the amount of $1,159,000. The Company has agreed to $325,000 in repairs at the 710 Main Garage. Both projects should be completed by the end of the second quarter 1999.

10.   BUSINESS SEGMENTS

In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of anEnterprise and Related Information". This statement requires the Company to define and report the Company's business based on how management currently evaluates its business.

The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for the three months ended March 31, 1999 and 1998:

                                     --------------------------------------------------------------------------------
                                                                 March 31, 1999
                                     --------------------------------------------------------------------------------
                                       Commercial
                                        Office        Apartments     Parking       Other      Eliminating     Total
                                     ------------    -----------   ----------   ----------    -----------  ----------
Revenue from external customers       2,873,581       1,468,400      398,960       267,305          --      5,008,246

Land sales                                   --              --           --            --          --             --

Interest expense                        355,945         400,315           --       174,094          --        930,354

Depreciation and amortization           604,429         292,305       30,702        76,304          --      1,003,740

Segment net income before tax           625,379        (175,440)    (109,551)     (150,747)         --        189,641

Capital expenditures by segment         167,672          42,242           --        32,468    (242,382)            --

Identifiable segment assets          36,990,736      26,008,665    5,650,561    16,375,346          --     85,025,308



                                     --------------------------------------------------------------------------------
                                                                 March 31, 1999
                                     --------------------------------------------------------------------------------
                                       Commercial
                                        Office        Apartments     Parking       Other      Eliminating     Total
                                     ------------    -----------   ----------   ----------    -----------  ----------
Revenue from external customers       2,752,874       1,224,368      407,984        72,367          --      4,457,593

Land sales                              242,589              --           --            --    (242,589)            --

Interest expense                        340,795         439,439           --        15,288          --        795,522

Depreciation and amortization           578,416         227,199       34,689        75,123          --        915,427

Segment net income before tax           556,746          23,773      207,268      (58,015)          --        729,772

Capital expenditures by segment         385,011          60,125        1,103        52,542    (498,781)            --

Identifiable segment assets          26,568,483      19,987,002    5,588,254    21,642,726          --     73,786,465

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the three months ended March
31, 1999. In March, 1998, the Company secured a $775,000 eighteen-year mortgage loan on the expansion of the 9200 Cody warehouse/office facility.
The proceeds from this loan were used to reduce the line of credit. The Company closed land sales in the amount of $1,400,000 in September, 1998 and $2,700,000 in October, 1998. The proceeds were held by an exchange corporation with the intention of enacting a tax-free exchange. The Company identified the UMB Bank commercial office building, located in Clayton, Missouri as a target exchange property and purchased the property in December, 1998 for $9,400,000 with the $4,000,000 generated from the land sales and $5,400,000 in cash drawn on the Company's line of credit. In the transaction, Tower also acquired the right to issue $6,400,000 in low interest industrial revenue bonds. These proceeds were used to reduce the line of credit. The Company has arranged permanent financing of $7,000,000 from Business Men's Assurance at a fixed rate of 6.9%. The loan closed in April, 1999 and the proceeds were used to pay off the line of credit and the balance was invested in short-term money market accounts. These funds will be disbursed in the future for major repairs at the 710 Garage, New Mark apartments and the continued construction of the Tower Parking garage.


                       THREE MONTHS ENDED MARCH 31, 1999
              COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1998

RESULT OF OPERATIONS:

      Total revenue increased $550,653. Increased occupancy in the Commerce Tower and 811 Main commercial office buildings and the December 1, 1998 acquisition of the UMB Bank commercial office building in Clayton, Missouri resulted in a $585,225 increase in rental income. The completion of the Phase III New Mark apartments, an increase in occupancy at the Hillsborough apartment complex offset by the decrease in Phase I New Mark due to the termite repairs primarily accounts for the rest of the increase. The decrease in real estate sales/proceeds from easement is the 1998 easement granted by the Company to Kansas City Power and Light for an easement on its 6601 College Boulevard commercial office building location.
      The increase in operating expenses, taxes other than income and general, administrative and other are a direct result of the completion of the Phase
III New Mark apartments and the December, 1998 acquisition of the UMB Bank commercial office building. Maintenance and repairs increased primarily due to the termite repair at New Mark Phase I & II, 710 Main garage repairs, the completion of the Phase III New Mark and the acquisition of the UMB Bank building.
      Interest expense, including related party, increased due to the following factors: the mortgage loan on the 9200 Cody expansion closed in March, 1998, the interest expense on the IRB issue and the increase in related party line of credit.

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


                        AMERICANS WITH DISABILITIES ACT

      Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. There have been no costs incurred during the first three months of 1999.

                            MARKET RISK DISCLOSURE

      The Company is exposed to various market risks, including equity investment prices and interest rates.

      The Company has $4,123,697 of equity securities as of March 31, 1999. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $251,545 effect on comprehensive income.

      The Company has approximately $9,845,000 of variable rate debt as of March 31, 1999. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $60,055.

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

                                   YEAR 2000

      The Company has assessed the key financial, information and operational systems. Management does not anticipate that the Company will encounter significant operational issued related to the year 2000. Our elevator and heating and cooling systems have been deemed Year 2000 compliant by our respective vendors. We have successfully completed tests on these systems without failures. All of our office systems have been upgraded to Year 2000 compliant software. Furthermore, the financial impact of making required systems changes has not been material to the Company's consolidated financial position, results of operations or cash flows.

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

TOWER PROPERTIES COMPANY




/s/ Thomas R. Willard
---------------------
Thomas R. Willard
President




/s/ Robert C. Harvey, III
-------------------------
Robert C. Harvey, III
Vice President and Chief Financial Officer




Date:  May 15, 1999