Form 10-Q
period 1999-06-30
TOWER PROPERTIES CO
filed 1999-08-12
CIK 98827

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITY EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 1999
                        -------------------------------

                         Commission File Number 0-18261
                           TOWER PROPERTIES COMPANY
                           ------------------------
             (Exact name of registrant as specified in its charter)



        Missouri                                               (43-1529759)
 ------------------------                                    ----------------
 (State of incorporation)                                    (IRS tax number)

 Suite 100, 911 Main Street,        Kansas City, Missouri         64105
-----------------------------------------------------------------------------
Address of principal executive offices                           Zip Code

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

Yes X                              No
---------------------------------- -------------------------------------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                         182,870 shares of common stock
                         ------------------------------
                   $1.00 par value per share, at July 15, 1999

                                               TOWER PROPERTIES COMPANY
                                              CONSOLIDATED BALANCE SHEETS
                                          JUNE 30, 1999 AND DECEMBER 31, 1998
                                                      (UNAUDITED)
                                                                            1999                    1998
                                                                       -------------           -------------
ASSETS
Investment in Commercial Properties:
   Rental Property, Net                                                 $65,246,888             $66,184,736
   Tenant Leasehold Improvements, Net                                     3,841,166               4,175,869
   Equipment and Furniture, Net                                           3,982,756               4,221,000
   Construction in Progress                                               5,875,364               2,900,811
                                                                       -------------           -------------
    Commercial Properties, Net                                           78,946,174              77,482,416

Real Estate Held for Sale                                                   396,453                 430,717

Cash and Cash Equivalents                                                 2,113,389                 147,928
Investments At Market (Related Party)                                     4,311,137               4,552,133
Receivables                                                               2,006,386               1,612,121
Prepaid Expenses and Other Assets                                           819,617                 874,710
                                                                       -------------           -------------
          TOTAL ASSETS                                                  $88,593,156             $85,100,025
                                                                       =============           =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
   Mortgage Notes                                                       $47,318,224             $41,072,416
   Real Estate Bond Issue                                                 6,400,000               6,400,000
   Line of Credit (Related Party)                                             --                  2,045,000
   Accounts Payable and Other Liabilities                                 2,333,125               3,232,969
   Deferred Income Taxes                                                  2,773,737               2,867,725
   Income Taxes Payable                                                      90,139                  64,673
                                                                       -------------           -------------
          Total Liabilities                                              58,915,225              55,682,783

Commitments and Contingencies

Minority Interest                                                           183,175                 178,705

Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                      --                      --

Stockholders' Investment:
   Common Stock, Par Value $1.00
    Authorized 1,000,000 Shares, Issued
       183,430 Shares                                                       183,430                 183,430
   Paid-In Capital                                                       18,457,481              18,272,313
   Retained Earnings                                                      8,809,215               8,684,079
   Unrealized Holding Gain for Securities                                 2,103,036               2,250,043
                                                                       -------------           -------------
                                                                         29,553,162              29,389,865
   Less Treasury Stock, At Cost (560 and
    2,345 shares in 1999 and 1998, respectively)                            (58,406)               (151,328)
                                                                       -------------           -------------
       Total Stockholders' Investment                                    29,494,756              29,238,537
                                                                       -------------           -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                         $88,593,156             $85,100,025
                                                                       =============           =============

                   The accompanying notes are an integral part of these consolidated balance sheets.

                                                TOWER PROPERTIES COMPANY
                                            CONSOLIDATED STATEMENTS OF INCOME
                                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                                       (UNAUDITED)

                                                                            1999                    1998
                                                                       -------------            ------------
REVENUES
   Rent                                                                 $ 8,905,845              $7,641,531
   Rent, Related Party                                                      796,025                 480,167
   Management and Service Fees                                               45,648                  65,261
   Management and Service Fees, Related Party                               221,528                 203,716
   Real Estate Sales/Proceeds from Easement                                  59,840                 242,589
   Interest and Other Income                                                238,608                 137,705
                                                                       -------------            ------------
          Total Revenues                                                 10,267,494               8,770,969
                                                                       -------------            ------------

OPERATING EXPENSES
   Operating Expenses                                                     1,640,111               1,531,415
   Maintenance and Repairs                                                3,118,031               1,423,991
   Depreciation and Amortization                                          2,004,747               1,883,097
   Taxes Other than Income                                                  846,027                 704,062
   General, Administrative and Other                                        561,364                 479,546
                                                                       -------------            ------------
          Total Operating Expenses                                        8,170,280               6,022,111

OTHER EXPENSE
   Interest (Including Related Party)                                     1,884,733               1,638,700
     Net Income Before Minority Interest and
       Provision for Income Taxes                                           212,481               1,110,158
   Minority Interest In Income of Subsidiary                                 (4,470)                 (8,017)
                                                                       -------------            ------------
     Income Before Provision for Income Taxes                               208,011               1,102,141
                                                                       -------------            ------------

PROVISION FOR INCOME TAXES
   Currently Payable                                                         82,875                 432,980
                                                                       -------------            ------------
NET INCOME                                                              $   125,136              $  669,161
                                                                       =============            ============

Earnings Per Share:
   Basic                                                                $      0.69              $     3.75
                                                                       =============            ============
   Diluted                                                              $      0.69              $     3.75
                                                                       =============            ============

Weighted Average Common Shares Outstanding:
   Basic                                                                    182,631                 178,271
                                                                       =============            ============
   Diluted                                                                  182,633                 178,490
                                                                       =============            ============

                      The accompanying notes are an integral part of these consolidated statements.

                                         TOWER PROPERTIES COMPANY
                              CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         FOR THE SIX MONTHS ENDING JUNE 30, 1999 AND JUNE 30, 1998

                                                                             1999                    1998
                                                                          ----------              ----------
NET INCOME                                                                 $125,136                $669,161
Unrealized holding gains (losses) on marketable
   equity securities arising during the year                               (240,996)                371,907
Income tax benefit (expense)                                                 93,989                (145,044)
Adjustment for tax rate change                                                  --                  (74,876)
                                                                          ----------              ----------
Comprehensive income                                                       $(21,871)               $821,148
                                                                          ==========              ==========

               The accompanying notes are an integral part of these consolidated statements.

                                                TOWER PROPERTIES COMPANY
                                          CONSOLIDATED STATEMENTS OF CASH FLOW
                                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                                      (UNAUDITED)

                                                                            1999                    1998
                                                                       -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           $   125,136             $   669,161
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
       Depreciation                                                       1,425,297               1,281,581
       Amortization of Leasehold Improvements                               579,450                 601,516
    Change in Assets and Liabilities, Net:
       Receivables                                                         (394,265)                (83,100)
       Prepaid Expenses and Other Assets                                     29,581                  43,150
       Accounts Payable and Other Liabilities                              (899,844)                703,182
       Income Taxes Payable                                                  25,466                 235,434
                                                                       -------------           -------------
Net Cash Provided by Operating Activities                                   890,821               3,450,924
                                                                       -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction of New Mark Phase III                                         --                 (6,418,351)
   (Increase) Decrease in Construction in Progress                       (2,974,553)              2,231,104
   Net Change in Real Estate Held for Sale                                   34,264                 (18,910)
   Net Change in Unrealized Gain for Securities                            (147,007)                151,987
   Net Change in Deferred Taxes on Related Party Investments                (93,988)                219,921
   Net Change in Related Party Investments                                  240,996                (371,907)
   Additions to Equipment & Furniture, Net                                 (226,171)               (291,801)
   Additions to Rental Income Property, Net                                 (23,034)                 (8,800)
   Additions to Leasehold Improvements, Net                                (244,747)               (661,928)
                                                                       -------------           -------------
Net Cash Used in Investing Activities                                    (3,434,240)             (5,168,685)
                                                                       -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                         (754,192)               (652,137)
   Amortization of Loan Costs                                                25,512                  23,634
   Proceeds from Long Term Borrowings                                     7,000,000                 775,000
   Net Change in Short Term Borrowings, Net                              (2,045,000)                430,000
   Issuance of Common Stock                                                   --                    676,250
   Sale of Treasury Stock                                                   312,000                 470,000
   Purchase of Treasury Stock                                               (43,864)                 (1,160)
   Treasury Shares to Directors                                               9,954                  10,064
   Increase in Minority Interest                                              4,470                   8,018
                                                                       -------------           -------------
Net Cash Provided by Financing Activities                                 4,508,880               1,739,669
                                                                       -------------           -------------

NET INCREASE IN CASH                                                      1,965,461                  21,908

CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD                              147,928                  84,255
                                                                       -------------           -------------
CASH and CASH EQUIVALENTS, END OF PERIOD                                $ 2,113,389             $   106,163
                                                                       =============           =============

                            The accompanying notes are an integral part of these statements.

                                                TOWER PROPERTIES COMPANY
                                            CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998
                                                       (UNAUDITED)

                                                                            1999                    1998
                                                                        ------------            ------------
REVENUES
   Rent                                                                  $4,503,272              $3,917,853
   Rent, Related Party                                                      409,296                 241,081
   Management and Service Fees                                               15,357                  (7,121)
   Management and Service Fees, Related Party                               128,541                  93,276
   Real Estate Sales/Proceeds from Easement                                  59,840                     --
   Interest and Other Income                                                142,942                  68,287
                                                                        ------------            ------------
         Total Revenues                                                   5,259,248               4,313,376
                                                                        ------------            ------------

OPERATING EXPENSES
   Operating Expenses                                                       811,381                 742,043
   Maintenance and Repairs                                                1,743,773                 758,157
   Depreciation and Amortization                                          1,001,007                 967,670
   Taxes Other than Income                                                  423,036                 352,031
   General, Administrative and Other                                        302,832                 269,911
                                                                        ------------            ------------
         Total Operating Expenses                                         4,282,029               3,089,812

OTHER EXPENSE
   Interest (Including Related Party)                                       954,379                 843,178
     Net Income Before Minority Interest and
      Provision for Income Taxes                                             22,840                 380,386
   Minority Interest In Income of Subsidiary                                 (1,210)                 (2,848)
                                                                        ------------            ------------
     Income Before Provision for Income Taxes                                21,630                 377,538
                                                                        ------------            ------------

PROVISION FOR INCOME TAXES
   Currently Payable                                                          8,917                 162,780
                                                                        ------------            ------------

NET INCOME                                                               $   12,713              $  214,758
                                                                        ============            ============
Earnings Per Share:
   Basic                                                                 $     0.07              $     1.19
                                                                        ============            ============
   Diluted                                                               $     0.07              $     1.19
                                                                        ============            ============
Weighted Average Common Shares Outstanding:
   Basic                                                                    182,967                 181,032
                                                                        ============            ============
   Diluted                                                                  182,967                 181,032
                                                                        ============            ============

                     The accompanying notes are an integral part of these consolidated statements.

                    TOWER PROPERTIES COMPANY AND SUBSIDIARIES
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by the Company and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Although, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K as of and for the year ended December 31, 1998.
      The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay, Jackson and St. Louis County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consists of office buildings, apartment complexes, a warehouse and a warehouse/office facility and automobile parking lots and garages.

2. Rental revenue is recognized on a straight-line basis over the term of individual leases.

3. Interest of $67,264 and $94,122 was capitalized during the first six months of 1999 and 1998, respectively.

4. Interest paid during the first six months of 1999 and 1998 for long-term mortgages amounted to $1,758,865 and $1,684,693, respectively. Interest paid to related party was $74,087 and $48,129 for the first six months of 1999 and 1998, respectively. Income taxes paid during the first six months of 1999 and 1998 amounted to $57,409 and $197,546, respectively.

5. Certain prior quarter amounts have been reclassified to conform to the 1999 presentation.

6. Under SFAS No. 115, the investment in Commerce Bancshares common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $3,447,600 net of tax effects of $1,344,564 is reflected as a separate component of equity. There was a decrease in the net realized holding gain for the six months from December 31, 1998 to June 30, 1999, of $147,007, net of deferred taxes, and an increase in the net unrealized holding gain of $114,339, net of deferred taxes, for the three months from March 31, 1999 to June 30, 1999.

7.    STOCK BASED COMPENSATION:
      In January, 1999, the Company's Chairman exercised 2,000 nonqualified stock options granted in 1999 with an exercise price of $156.00 per share. Treasury shares were used to satisfy the options. The Company accounts for the options under APB No. 25, under which no compensation cost has been recognized.

8.    COMMITMENTS AND CONTINGENCIES:
      Due to governmental regulations regarding asbestos and the uncertainty surrounding the advantages and disadvantages of asbestos removal, Tower Properties Company will continue to monitor the status of asbestos in its commercial office buildings and will take appropriate action when required. The cost to remove all asbestos from properties owned by Tower Properties Company cannot be determined; however, these removal costs could have a significant adverse impact on the future operations and liquidity of Tower Properties Company.

      The Company has outstanding construction commitments of $5,910,000 as of June 30, 1999. The Company also has an extraordinary repair project at Phase I & II of the New Mark apartment complex due to sudden termite damage in the amount of $1,334,000. The Company has agreed to the modernization of the elevators at the 811 Main Building for approximately $608,000 with the project beginning in the fourth quarter of 1999 and completing in the third quarter of 2000.

9.    BUSINESS SEGMENTS
      In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related
Information". This statement requires the Company to define and report the Company's business based on how management currently evaluates its business.

      The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

      Following is information for each segment for the six months ended June 30, 1999 and 1998:

                                    ----------------------------------------------------------------------------------
                                                                         JUNE 30, 1999
                                    ----------------------------------------------------------------------------------
                                     COMMERCIAL
                                       OFFICE      APARTMENTS     PARKING         OTHER     ELIMINATING      TOTAL
                                    ------------  ------------  -----------    -----------  -----------   ------------
REVENUE FROM EXTERNAL CUSTOMERS       6,275,654     2,962,609      810,992        218,239         --       10,267,494

LAND SALES                                  --            --           --          59,840     (59,840)            --

INTEREST EXPENSE                        844,261       801,226          --         239,245         --        1,884,733

DEPRECIATION AND AMORTIZATION         1,208,122       584,610       61,404        150,611         --        2,004,747

SEGMENT NET INCOME BEFORE TAX &
   MINORITY INTEREST                  1,636,060      (564,993)    (368,779)      (489,806)        --          212,481

CAPITAL EXPENDITURES BY SEGMENT         338,384       113,617          --          53,454    (505,455)            --

IDENTIFIABLE SEGMENT ASSETS          36,545,842    25,781,951    5,619,859      7,915,108         --       88,593,156


                                    ----------------------------------------------------------------------------------
                                                                         JUNE 30, 1998
                                    ----------------------------------------------------------------------------------
                                     COMMERCIAL
                                       OFFICE      APARTMENTS     PARKING         OTHER     ELIMINATING      TOTAL
                                    ------------  ------------  -----------    -----------  -----------  -------------
REVENUE FROM EXTERNAL CUSTOMERS       5,406,904     2,483,059      834,787         46,220         --       8,770,969

LAND SALES                              242,589           --           --             --     (242,589)           --

INTEREST EXPENSE                        678,378       813,352          --         146,970         --       1,638,700

DEPRECIATION AND AMORTIZATION         1,155,904       507,569       69,378        150,246         --       1,883,097

SEGMENT NET INCOME BEFORE TAX &
   MINORITY INTEREST                  1,020,405          (810)     396,712       (306,149)        --       1,110,158

CAPITAL EXPENDITURES BY SEGMENT         807,378       110,355        2,277         72,068    (992,078)           --

IDENTIFIABLE SEGMENT ASSETS          26,469,791    19,829,984    5,554,739      8,513,519         --      74,471,339


                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the six months ended June 30, 1999. In March, 1998, the Company secured a $775,000 eighteen-year mortgage loan on the expansion of the 9200 Cody warehouse/office facility. The proceeds from this loan were used to reduce the line of credit. The Company closed land sales in the amount of $1,400,000 in September, 1998 and $2,600,000 in October, 1998. The proceeds were held by an exchange corporation with the intention of enacting a tax-free exchange. The Company identified the UMB Bank commercial office building, located in Clayton, Missouri as a target exchange property and purchased the property in December, 1998 for $9,400,000. The $4,000,000 generated from the land sales and $5,400,000 in cash drawn on the Company's line of credit. In the transaction, Tower also acquired the right to issue $6,400,000 in low interest industrial revenue bonds. These proceeds were used to reduce the line of credit. In April, 1999, the Company secured a $7,000,000 twenty-year mortgage loan from Business Men's Assurance at a fixed rate of 6.9%. The proceeds of this loan were be used to pay off the line of credit and the balance invested in short-term money market accounts. The Company has arranged permanent financing for Phase IV of the New Mark apartments in the amount of $1,045,000 from Ohio National Life Insurance at a fixed rate of 7.78%. The loan will close in August, 1999 and the proceeds will be invested in short-term money market accounts until needed for the major repairs at the New Mark apartments and the continued construction of the Tower Parking garage.

                         SIX MONTHS ENDED JUNE 30, 1999
                  COMPARED WITH THE SIX MONTHS ENDED JUNE, 1998

RESULT OF OPERATIONS:
      Overall total revenue increased $1,496,525. Increased occupancy in the Commerce Tower and 811 Main commercial office buildings and the December 1, 1998 acquisition of the UMB Bank commercial office building in Clayton, Missouri resulted in $1,115,655 of the total rental income increase of $l,580,172. The completion of the Phase III New Mark apartments, an increase in occupancy at the Hillsborough apartment complex offset by the decrease in Phase I New Mark due to the termite repairs primarily accounts for the rest of the increase. The decrease in real estate sales/proceeds from easement is the 1998 easement granted by the Company to Kansas City Power and Light easement on its 6601 College Boulevard commercial office building location, offset by the sale of 7.48 acres of undeveloped land in the New Mark sub-division. Interest and other income has increased due to the construction fees earned on Commerce Bank property and department remodels and the interest earned on short term investments.

      The increase in operating expenses is primarily due to the increase in management personnel needed to support the management contract for the Commerce Trust, Commerce Bank and the Executive Plaza office buildings. The completion of the Phase III New Mark apartments and the UMB Bank commercial office building is primarily responsible for the increase in depreciation, taxes other than income and general, administrative and other expense.

      Maintenance and repairs increased due to the termite repairs at the New Mark Phase I & II, 710 Main garage repairs, the completion of the Phase III New Mark and the acquisition of the UMB Bank commercial office building. The increase in interest expense, including related party, is primarily the interest payments on the 9200 expansion mortgage loan closed in March, 1998, the interest expense on the IRB issue, and the mortgage loan on the UMB Bank building.


                        THREE MONTHS ENDED JUNE 30, 1999
                 COMPARED WITH THE THREE MONTHS ENDED JUNE, 1998

RESULT OF OPERATIONS:
      Increased occupancy in the Commerce Tower and 811 Main commercial office buildings and the December 1, 1998 acquisition of the UMB Bank commercial office building in Clayton, Missouri resulted in increased revenue of $523,848 which represents 70% of the total increase in rental income of $753,634. The completion of the Phase III New Mark apartments, an increase in occupancy at the Hillsborough apartment complex offset by the decrease in Phase I New Mark due to the termite repairs primarily accounts for the rest of the 30% increase. Management and service fee income increased due to commission earned on new leases on Commerce Bank property. The increase in real estate sales/proceeds from easement and other expense in the sale of
7.48 acres of undeveloped land in the New Mark sub-division. Interest and other income has increased due to the construction fees earned on Commerce Bank property and department remodels and the interest earned on short term investments.

      The increase in operating expense is primarily due to the increase in management personnel needed to support the management contract for the Commerce Trust, Commerce Bank and the Executive Plaza office buildings. The completion of the Phase III New Mark apartments and the UMB Bank commercial office building is primarily responsible for the increase in depreciation, taxes other than income and general, administrative and other expense.

      Maintenance and repairs increased due to the termite repairs at the New Mark Phase I & II, 710 Main garage repairs, the completion of the Phase III New Mark and the acquisition of the UMB Bank commercial office building. The increase in interest expense, including related party, is primarily the interest payments on the 9200 expansion mortgage loan, the interest expense on the IRB issue and the mortgage loan on the UMB Bank building closed in April, 1999.

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


                         AMERICANS WITH DISABILITIES ACT

      Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. There have been no costs incurred during the first six months of 1999.

                             MARKET RISK DISCLOSURE

      The Company is exposed to various market risks, including equity investment prices and interest rates.

      The Company has $4,311,137 of equity securities as of June 30, 1999. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of our equity securities would have a $262,979 effect on comprehensive income.

      The Company has approximately $6,400,000 of variable rate debt as of June 30, 1999. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $39,040.

                   PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 no later than January 1, 2002. Management is currently evaluating the impact that adoption of SFAS 133 will have on the Company's financial position and results of operations.

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

      Our greatest exposure for problems is our reliance on our utility providers. While none will guarantee service without disruption, all of the utilities expect to be Year 2000 compliant. Most of our utilities have manual override alternatives should any interruption occur.

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




Date:  August 15, 1999