Form 10-Q
period 1999-09-30
TOWER PROPERTIES CO
filed 1999-11-12
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1999
                      ------------------------------------

                         Commission File Number 0-18261
                            TOWER PROPERTIES COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)



           Missouri                                        (43-1529759)
  ------------------------                               ----------------
  (State of incorporation)                               (IRS tax number)

  Suite 100, 911 Main Street,    Kansas City, Missouri         64105
 -------------------------------------------------------------------------
 (Address of principal executive offices)                     Zip Code

                                 (816) 421-8255
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes X                              No
----------------------------------    --------------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                         182,868 shares of common stock
                         ------------------------------
                 $1.00 par value per share, at October 15, 1999

                                               TOWER PROPERTIES COMPANY
                                              CONSOLIDATED BALANCE SHEETS
                                       SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                                      (UNAUDITED)

                                                                         1999                 1998
                                                                     -----------          -----------
ASSETS
Investment in Commercial Properties:
   Rental Property, Net                                              $65,076,730          $66,184,736
   Tenant Leasehold Improvements, Net                                  3,599,555            4,175,869
   Equipment and Furniture, Net                                        3,845,163            4,221,000
   Construction in Progress                                            8,719,278            2,900,811
                                                                     -----------          -----------
      Commercial Properties, Net                                      81,240,726           77,482,416

Real Estate Held for Sale                                                396,453              430,717

Cash and Cash Equivalents                                                118,394              147,928
Investments At Market (Related Party)                                  3,788,981            4,552,133
Receivables                                                            1,991,229            1,612,121
Prepaid Expenses and Other Assets                                      1,090,969              874,710
                                                                     -----------          -----------

   TOTAL ASSETS                                                      $88,626,752          $85,100,025
                                                                     ===========          ===========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
   Mortgage Notes                                                    $46,938,850          $41,072,416
   Real Estate Bond Issue                                              6,400,000            6,400,000
   Line of Credit (Related Party)                                        900,000            2,045,000
   Accounts Payable and Other Liabilities                              2,462,718            3,232,969
   Deferred Income Taxes                                               2,570,096            2,867,725
   Income Taxes Payable                                                  126,078               64,673
                                                                     -----------          -----------

      Total Liabilities                                               59,397,742           55,682,783

Commitments and Contingencies

Minority Interest                                                             --              178,705

Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                      --                   --


Stockholders' Investment:
   Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         183,430 Shares                                                  183,430              183,430
   Paid-In Capital                                                    18,457,481           18,272,313
   Retained Earnings                                                   8,862,301            8,684,079
   Unrealized Holding Gain for Securities                              1,784,520            2,250,043
                                                                     -----------          -----------
                                                                      29,287,732           29,389,865
   Less Treasury Stock, At Cost (562 and
      2,345 shares in 1999 and 1998, respectively)                       (58,722)            (151,328)
                                                                     -----------          -----------
      Total Stockholders' Investment                                  29,229,010           29,238,537
                                                                     -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                       $88,626,752          $85,100,025
                                                                     ===========          ===========

          The accompanying notes are an integral part of these consolidated balance sheets.

                                                TOWER PROPERTIES COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                                      (UNAUDITED)
                                                                         1999                 1998
                                                                     -----------          -----------
REVENUES
   Rent                                                              $13,272,059          $11,636,430
   Rent, Related Party                                                 1,246,996              804,542
   Management and Service Fees                                            49,361               65,562
   Management and Service Fees, Related Party                            458,465              297,684
   Real Estate Sales/Proceeds from Easement                               59,870            1,628,589
   Interest and Other Income                                             363,146              244,248
                                                                     -----------          -----------
         Total Revenues                                               15,449,897           14,677,055
                                                                     -----------          -----------

OPERATING EXPENSES
   Operating Expenses                                                  2,547,665            2,370,012
   Maintenance and Repairs                                             4,679,029            2,260,727
   Depreciation and Amortization                                       3,004,060            3,045,619
   Taxes Other than Income                                             1,282,694            1,036,843
   General, Administrative and Other                                     840,366            1,136,294
                                                                     -----------          -----------
         Total Operating Expenses                                     12,353,814            9,849,495

OTHER EXPENSE
   Interest (Including Related Party)                                  2,791,389            2,506,993

      Net Income Before Minority Interest and
      Provision for Income Taxes                                         304,694            2,320,567

   Minority Interest In Income of Subsidiary                              (7,643)             (13,850)
                                                                     -----------          -----------

      Income Before Provision for Income Taxes                           297,051            2,306,717
                                                                     -----------          -----------

PROVISION FOR INCOME TAXES
   Currently Payable                                                     118,829              904,996
                                                                     -----------          -----------

NET INCOME                                                           $   178,222          $ 1,401,721
                                                                     ===========          ===========
Earnings Per Share:
   Basic                                                             $      0.98          $      7.82
                                                                     ===========          ===========
   Diluted                                                           $      0.98          $      7.82
                                                                     ===========          ===========

Weighted Average Common Shares Outstanding:
   Basic                                                                 182,711              179,210
                                                                     ===========          ===========
   Diluted                                                               182,712              179,356
                                                                     ===========          ===========

            The accompanying notes are an integral part of these consolidated statements.

                                               TOWER PROPERTIES COMPANY
                                    CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                                                         1999                 1998
                                                                       ---------           ----------
NET INCOME                                                             $ 178,222           $1,401,721

Unrealized holding (losses) on marketable
equity securities arising during the year                               (763,152)            (590,803)

 Income tax benefit                                                      297,629              230,413

Adjustment for tax rate change                                                --              (74,876)
                                                                       ---------           ----------

Comprehensive income                                                   $(287,301)          $  966,455
                                                                       =========           ==========

            The accompanying notes are an integral part of these consolidated statements.

                                               TOWER PROPERTIES COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOW
                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                                      (UNAUDITED)
                                                                         1999                 1998
                                                                     -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                        $   178,222          $ 1,401,721
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
      Depreciation                                                     2,134,885            1,943,003
      Amortization of Leasehold Improvements                             869,175              830,194
      Amortization of Loan Costs                                          38,268               35,860
       Asset Write-down (Law Library)                                         --              272,422
   Change in Assets and Liabilities, Net:
      Receivables                                                       (379,108)            (230,016)
      Prepaid Expenses and Other Assets                                 (254,528)             (30,405)
      Accounts Payable and Other Liabilities                            (770,251)           1,329,531
      Income Taxes Payable                                                61,405              532,450
                                                                     -----------          -----------
Net Cash Provided by Operating Activities                              1,878,068            6,084,760
                                                                     -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Construction of New Mark Phase III                                         --           (6,418,351)
   (Increase) Decrease in Construction in Progress                    (5,818,467)             778,160
   Net Change in Real Estate Held for Sale                                34,264               (9,600)
   Exchanged real estate escrow                                               --             (951,722)
   Net Change in Unrealized Gain for Securities                         (465,523)            (435,266)
   Net Change in Deferred Taxes on Related Party Investments            (297,629)            (155,536)
   Net Change in Related Party Investments                               763,152              590,803
   Additions to Equipment & Furniture, Net                              (319,418)            (494,122)
   Additions to Rental Income Property, Net                             (331,623)             (47,993)
   Additions to Leasehold Improvements, Net                             (292,861)            (853,396)
                                                                     -----------          -----------
Net Cash Used in Investing Activities                                 (6,728,105)          (7,997,023)
                                                                     -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                    (1,133,566)            (991,159)
   Proceeds from Long Term Borrowings                                  7,000,000              775,000
   Net Change in Short Term Borrowings, Net                           (1,145,000)           1,030,000
   Issuance of Common Stock                                                   --              676,250
   Sale of Treasury Stock                                                312,000              470,000
   Purchase of Treasury Stock                                            (44,180)             (11,757)
   Treasury Shares to Directors                                            9,954               10,064
   Increase (Decrease) in Minority Interest                             (178,705)              13,850
                                                                     -----------          -----------
Net Cash Provided by Financing Activities                              4,820,503            1,972,248
                                                                     -----------          -----------

NET (DECREASE) INCREASE IN CASH                                          (29,534)              59,985

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           147,928               84,255
                                                                     -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   118,394          $   144,240
                                                                     ===========          ===========

                  The accompanying notes are an integral part of these statements.

                                                TOWER PROPERTIES COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998
                                                      (UNAUDITED)
                                                                         1999                 1998
                                                                      ----------           ----------
REVENUES
   Rent                                                               $4,366,214           $4,043,974
   Rent, Related Party                                                   450,971              275,300
   Management and Service Fees                                             3,713                  301
   Management and Service Fees, Related Party                            236,937               93,968
   Real Estate Sales/Proceeds from Easement                                   30            1,386,000
   Interest and Other Income                                             124,538              106,543
                                                                      ----------           ----------
         Total Revenues                                                5,182,403            5,906,086
                                                                      ----------           ----------

OPERATING EXPENSES
   Operating Expenses                                                    907,554              838,597
   Maintenance and Repairs                                             1,560,998              836,736
   Depreciation and Amortization                                         999,313            1,162,522
   Taxes Other than Income                                               436,667              332,781
   General, Administrative and Other                                     279,002              656,748
                                                                      ----------           ----------
         Total Operating Expenses                                      4,183,534            3,827,384

OTHER EXPENSE
   Interest (Including Related Party)                                    906,656              868,293

      Net Income Before Minority Interest and
      Provision for Income Taxes                                          92,213            1,210,409

   Minority Interest In Income of Subsidiary                              (3,173)              (5,833)
                                                                      ----------           ----------

      Income Before Provision for Income Taxes                            89,040            1,204,576
                                                                      ----------           ----------

PROVISION FOR INCOME TAXES
   Currently Payable                                                      35,954              472,016
                                                                      ----------           ----------

NET INCOME                                                            $   53,086           $  732,560
                                                                      ==========           ==========
Earnings Per Share:
   Basic                                                              $     0.29           $     4.05
                                                                      ==========           ==========
   Diluted                                                            $     0.29           $     4.05
                                                                      ==========           ==========
Weighted Average Common Shares Outstanding:
   Basic                                                                 182,869              181,059
                                                                      ==========           ==========
   Diluted                                                               182,869              181,059
                                                                      ==========           ==========

            The accompanying notes are an integral part of these consolidated statements.

                    TOWER PROPERTIES COMPANY AND SUBSIDIARIES
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by the Company and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Although the Company believes that the disclosures are adequate to make the information presented not misleading it is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the company's latest annual report on Form 10-K as of and for the year ended December 31, 1998.
     The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay, Jackson and St. Louis County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consists of office buildings, apartment complexes, a warehouse and a warehouse/office facility and automobile parking lots and garages.

2. Rental revenue is recognized on a straight-line basis over the term of individual leases.


3. Interest of $158,296 and $97,449 was capitalized during the first nine months of 1999 and 1998, respectively.

4. Interest paid during the first nine months of 1999 and 1998 for long-term mortgages amounted to $2,686,960 and $2,521,448, respectively. Interest paid to related party was $78,436 and $69,954 for the first nine months of 1999 and 1998, respectively. Income taxes paid during the first nine months of 1999 and 1998 amounted to $57,423 and $381,464, respectively.

5. Certain prior quarter amounts have been reclassified to conform to the 1999 presentation.

6. Under SFAS No. 115, the investment in Commerce Bancshares common stock is classified as "available for sale", and is recorded at fair market value. The unrealized gain of $2,925,443 net of tax effects of $1,140,923 is reflected as a separate component of equity. There was a decrease in the net realized holding gain for the nine months from December 31, 1998 to September 30, 1999, of $465,523, net of deferred taxes, and an decrease in the net unrealized holding gain of $318,516, net of deferred taxes, for the three months from June 30, 1999 to September 30, 1999.

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

     The Company has outstanding construction commitments of $3,508,575 as of September 30, 1999. The Company also has an extraordinary repair project at Phase I & II of the New Mark apartment complex due to sudden termite damage in the amount of $726,000. The Company has agreed to the modernization of the elevators at the 811 Main Building for approximately $712,000 with the project beginning in the fourth quarter of 1999 and completing in the third quarter of 2000.


9.   MERGER OF CONSOLIDATED SUBSIDIARY:
     Effective September 24, 1999, the Company's 98.19 percent owned subsidiary, Downtown Redevelopment Corporation (DRC) was merged into the Company pursuant to the articles and plan of merger approved by the Boards of Directors of DRC and the Company. As a result of the merger, minority shareholders will receive cash of $1,360 per share upon presentation of their DRC certificates to the Company. The Company employed the services of an independent appraiser to value the minority interest in DRC. As of the effective date of the merger, the minority interest in DRC has been eliminated and the total purchase price of $300,220 is classified in accounts payable and other liabilities in the accompanying balance sheet as of September 30, 1999.

10.  TERMINATION OF TOWER PROPERTIES COMPANY RETIREMENT PLAN:
     As of October 31, 1999, the Company terminated the defined benefit retirement plan. In the opinion of management, the termination of the plan is not expected to have a material impact on the financial statements.

11.   BUSINESS SEGMENTS

      In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". This statement requires the Company to define and report the Company's business based on how management currently evaluates its business.
      The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.
      Following is information for each segment for the nine months ended September 30, 1999 and 1998:

                                      ----------------------------------------------------------------------
----------------------
                                                                            September 30, 1999
                                      ----------------------------------------------------------------------
----------------------
                                      Commercial
                                        Office         Apartments         Parking           Other
Eliminating        Total
                                      ----------       ----------       ----------       ----------    -----
--------    ----------
Revenue from external customers        9,375,684        4,451,512        1,162,562          460,139
--       15,449,897

Land sales                                    --               --               --           59,870
(59,870)              --

Interest expense                       1,286,205        1,190,501               --          314,683
--        2,791,389

Depreciation and amortization          1,811,815          876,915           90,412          224,918
--        3,004,060

Income before tax & minority interest  2,273,623       (1,134,956)        (365,776)        (468,197)
--          304,694

Capital expenditures by segment          471,204          256,573          250,000           70,341
--        1,048,118

Identifiable segment assets           37,013,316       26,650,586       12,269,515       12,693,336
--       88,626,752

                                      ----------------------------------------------------------------------
----------------------
                                                                            September 30, 1998
                                      ----------------------------------------------------------------------
----------------------
                                      Commercial
                                        Office         Apartments         Parking           Other
Eliminating        Total
                                      ----------       ----------       ----------       ----------    -----
--------    ----------
Revenue from external customers        7,451,410        3,849,825        1,212,080        2,163,740
--       14,677,055

Land sales                               242,589               --               --        1,386,000
(1,628,589)              --

Interest expense                       1,011,942        1,215,265               --          279,786
--        2,506,993

Depreciation and amortization          1,908,876          814,306           90,936          231,501
--        3,045,619

Income before tax & minority interest    644,428            7,685          627,178        1,041,276
--        2,320,567

Capital expenditures by segment        1,081,169          228,774          193,808          147,867
(1,651,618)              --

Identifiable segment assets           26,043,758       25,972,389        5,384,439       18,020,181
--       75,420,767

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the nine months ended September 30, 1999. In March, 1998, the Company secured a $775,000 eighteen-year mortgage loan on the expansion of the 9200 Cody warehouse/office facility.
The proceeds from this loan were used to reduce the line of credit. The Company closed land sales in the amount of $1,400,000 in September, 1998 and $2,600,000 in October, 1998. The proceeds were held by an exchange corporation with the intention of enacting a tax-free exchange. The Company identified the UMB Bank commercial office building, located in Clayton, Missouri as a target exchange property and purchased the property in December, 1998 for $9,400,000 which was funded by $4,000,000 in land sales and $5,400,000 in cash drawn on the Company's line of credit. In the transaction, Tower also acquired the right to issue $6,400,000 in low interest industrial revenue bonds. These proceeds were used to reduce the line of credit. In April, 1999, the Company secured a $7,000,000 twenty-year mortgage loan from Business Men's Assurance at a fixed rate of 6.9%. The proceeds of this loan were be used to pay off the line of credit and the balance invested in short-term money market accounts. The Company has arranged permanent financing for Phase IV of the New Mark apartments in the amount of $1,045,000 from Ohio National Life Insurance at a fixed rate of 7.78%. The loan will close in November, 1999 and the proceeds will be invested in short-term money market accounts until needed for the major repairs at the New Mark apartments and the continued construction of the Tower Parking garage.


                      NINE MONTHS ENDED SEPTEMBER 30, 1999
               COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER, 1998

RESULT OF OPERATIONS:
      Overall total revenue increased $772,842.   Increased occupancy in the
Commerce Tower and 811 Main commercial office buildings and the December 1, 1998 acquisition of the UMB Bank commercial office building in Clayton, Missouri resulted in $1,563,321 of the total rental income increase of $2,078,083. The completion of the Phase III New Mark apartments, an increase in occupancy at the Hillsborough and Peppertree apartment complexes offset by the decrease in occupancy in Phase I and II New Mark due to termite repairs, loss of parking revenue due to repairs at the 710 Main parking garage and the decrease in occupancy at the Barkley Place commercial office building primarily accounts for the rest of the increase.

      Management and services fees, related party, increased due to the lease commission fees earned on new leases for Commerce Bank properties. The decrease in real estate sales/proceeds from easement is the 1998 easement granted by the Company to Kansas City Power and Light on its 6601 College Boulevard commercial office building location and the 1998 sale of 182 acres of undeveloped land in the New Mark sub-division, offset by the 1999 sale of
7.48 acres.   Interest and other income has increased due to the construction fees earned on Commerce Bank properties and department remodels and the interest earned on short term investments.
      The increase in operating expenses is primarily due to the increase in management personnel needed to support the management contract for the Commerce Trust, Commerce Bank and the Executive Plaza office buildings. The completion of the Phase III New Mark apartments and the acquisition of the UMB Bank commercial office building, offset by the 1998 asset write down of the law library, is primarily responsible for the decrease in depreciation.
The completion of Phase III New Mark and the acquisition of UMB Bank is also responsible for the increase in taxes other than income. Increased expenses also relating to Phase III New Mark and UMB Bank as well as a decrease in cost of sales, professional fees and insurance resulted in a decrease of $295,298 in general, administrative and other expense.
      Maintenance and repairs increased due to the termite repairs at the New Mark Phase I & II, 710 Main garage repairs, the completion of the Phase III New Mark and the acquisition of the UMB Bank commercial office building. The increase in interest expense, including related party, is primarily the interest payments on the 9200 expansion mortgage loan closed in March, 1998, the interest expense on the IRB issue, the mortgage loan on the UMB Bank building in April, 1999 offset by the increase in the 1999 capitalized interest of $158,000 on construction as compared to $97,000 in 1998.


                      THREE MONTHS ENDED SEPTEMBER 30, 1999
              COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER, 1998

RESULT OF OPERATIONS:
      Increased occupancy in the Commerce Tower and 811 Main commercial office buildings and the December 1, 1998 acquisition of the UMB Bank commercial office building in Clayton, Missouri resulted in increased revenue of $447,667 which represents 90% of the total increase in rental income of $497,911. The completion of the Phase III New Mark apartments, loss of parking revenue in 710 Main parking due to repairs and its exchange for the 700 Baltimore parking lot and the decrease in occupancy at the Barkley Place commercial office building primarily accounts for the rest of the increase. Management and service fee income, related party, increased due to commission earned on new leases on Commerce Bank properties. The decrease in real estate sales/proceeds from easement is the 1998 easement granted by the Company to Kansas City Power and Light on its 6601 College Boulevard commercial office building location and the 1998 sale of 182 acres of undeveloped land in the New Mark sub-division, offset by the 1999 sale of 7.48 acres. Interest and other income have increased due to the construction fees earned on Commerce Bank properties and department remodels and the interest earned on short term investments.
      The increase in operating expense is primarily due to the increase in management personnel needed to support the management contract for the Commerce Trust, Commerce Bank and the Executive Plaza office buildings. Depreciation and amortization decreased due to the completion of the Phase
III New Mark apartments and the UMB Bank commercial office building acquisition offset by the 1998 asset write down of the law library. Taxes other than income has increased due to the completion of Phase III New Mark and the acquisition of UMB Bank. General, administrative and other expense decreased due to the reduction in cost of sales, professional fees and insurance.
      Maintenance and repairs increased due to the termite repairs at the New Mark Phase I & II, the completion of the Phase III New Mark and the acquisition of the UMB Bank commercial office building. The increase in interest expense, including related party, is primarily the interest payments on the 9200 expansion mortgage loan, the interest expense on the IRB issue and the mortgage loan on the UMB Bank building closed in April, 1999, offset by the increase in capitalized interest.

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


                         AMERICANS WITH DISABILITIES ACT

      Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. There have been no costs incurred during the first nine months of 1999.

                             MARKET RISK DISCLOSURE

      The Company is exposed to various market risks, including equity investment prices and interest rates.

      The Company has $3,788,981 of equity securities as of September 30, 1999. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10%
change in the market price of our equity securities would have a $231,128 effect on comprehensive income.
      The Company has approximately $7,300,000 of variable rate debt as of September 30, 1999. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $44,530.

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

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER PROPERTIES COMPANY




/s/ Thomas R. Willard
---------------------
Thomas R. Willard
President


/s/ Robert C. Harvey, III
-------------------------
Robert C. Harvey, III
Vice President and Chief Financial Officer




Date:  November 15, 1999