Form 10-K
period 1999-12-31
TOWER PROPERTIES CO
filed 2000-03-30
CIK 98827

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999     Commission file number 0-18261
                         --------------------                          --------
                           Tower Properties Company
-------------------------------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Missouri                               43-1529759
---------------------------------------    ------------------------------------
       STATE OR OTHER JURISDICTION          (IRS EMPLOYER IDENTIFICATION NO.)
     OF INCORPORATION OR ORGANIZATION

911 Main Street, Kansas City, Missouri                   64105
---------------------------------------    ------------------------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)

Registrant's telephone number, including area code   (816) 421-8255
                                                  -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE ON
          TITLE OF EACH  CLASS                        WHICH REGISTERED
          --------------------                     ------------------------
---------------------------------------    ------------------------------------

---------------------------------------    ------------------------------------

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

                       $27,604,159 at February 22, 2000
-------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                  $1 Par Value Common Stock - 182,809 Shares
-------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE: LIST THE FOLLOWING DOCUMENTS IF INCORPORATED BY REFERENCE AND THE PART OF THE FORM 10-K INTO WHICH THE DOCUMENTS ARE INCORPORATED: (1) ANY ANNUAL REPORT TO SECURITY HOLDERS; (2) ANY PROXY OR INFORMATION STATEMENT; AND (3) ANY PROSPECTUS FILED PURSUANT TO RULE 424(b) OR (c) UNDER THE SECURITIES ACT OF 1933. (THE LISTED DOCUMENTS SHOULD BE CLEARLY DESCRIBED FOR IDENTIFICATION PURPOSES.)

Portions of Annual Report to Stockholders for the year ended Dec. 31, 1999,
---------------------------------------------------------------------------
are incorporated by reference in Parts I, II and IV.  Portions of the Annual
----------------------------------------------------------------------------
Proxy Statement are incorporated by reference into Part III.
------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                      ----------------------------------

                           Washington, D.C.  20549
                           -----------------------


                           TOWER PROPERTIES COMPANY
                           ------------------------


                                  FORM 10-K
                                  ---------


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                ---------------------------------------------
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    --------------------------------------


                 For the fiscal year ended December 31, 1999
                 -------------------------------------------

                            CROSS-REFERENCE SHEET
                            ---------------------

Part II
-------

Item 6 -  Selected Financial Data         1999 Annual Report to Stockholders,
                                          Page 28.

Item 7 -  Management's Discussion and     1999 Annual Report to Stockholders,
          Analysis of Financial Condition Pages 23 through 27.
          and Results of Operations

Item 8 -  Financial Statements and        1999 Annual Report to Stockholders,
          Supplementary Data              Pages 4 through 21 and Pages 28
                                          through 30.

Part III
--------

Item 10 - Directors and Executive         Proxy Statement relating to Annual
          Officers of the Registrant      Meeting of Stockholders to be held
                                          on April 12, 2000, under the
                                          caption "Election of Directors."

Item 11 - Executive Compensation          Proxy Statement relating to Annual
                                          Meeting of Stockholders to be held
                                          on April 12, 2000, under the
                                          captions "Summary Compensation
                                          Table" and "Compensation Plans."

Item 12 - Security Ownership of Certain   Proxy Statement relating to Annual
          Beneficial Owners and           Meeting of Stockholders to be held
          Management                      on April 12, 2000, under the
                                          caption "Security Ownership of
                                          Certain Beneficial Owners and
                                          Management."

Item 13 - Certain Relationships and       Proxy Statement relating to Annual
          Related Transactions            Meeting of Stockholders to be held
                                          on April 12, 2000, under the
                                          caption "Transactions."

Part IV
-------

Item 14(a)(1) - Financial Statements      1999 Annual Report to Stockholders,
                                          Pages 4 through 21.

Item 14(a)(2) - Exhibits                  Registrant's 1999 Form 10-K (File
                                          No. 0-18261) filed on March 31,
                                          2000.

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

    (b)  Financial Information About Industry Segments:

         Registrant considers its business to be concentrated in three business segments--commercial, apartments, and parking. The Company's business segments are separate business units that offer different real estate services.

    (c)  Narrative Description of Business:

         Registrant is primarily engaged in the business of owning, developing, leasing and managing real property. Registrant owns and manages 1,174,000 rentable square feet of office and warehouse space located in the Kansas City and St. Louis metropolitan areas.

         Substantially all the improved real estate owned by Registrant consists of office buildings and a warehouse and a warehouse/office facility held for lease, automobile parking garages, apartments and land held for future sale. Registrant has not pursued a policy of acquiring real estate on a speculative basis, although some real estate owned by Registrant may be sold at a future time.

         Registrant leasing operations provided rental income constituting approximately 94 percent of the 1999 revenues. Registrant competes with other building owners in the renting and leasing of office building space. Registrant employs approximately 44 persons on a full-time basis and approximately 5 persons on a part-time basis. The remaining 6 percent of 1999 revenues include real estate sales and commissions (3 percent), management, service and construction fees (2 percent) and other income (1 percent).

         Registrant leases rental space and provides services to Commerce Bancshares, Inc. The annual aggregate rental and service fees paid to Registrant by Commerce will vary depending upon the space occupied and services provided. For the years ended December 31, 1999, 1998 and 1997, Registrant received rent and fees of $5,938,310, $3,746,446 and $1,180,051, respectively, from Commerce.

         The Company was also reimbursed for utilities in the amount of $101,478, $101,758 and $107,711 in 1999, 1998 and 1997.

    Item 2.  Properties.

    (a)  The following real property is owned, in fee, by Registrant:

         (1) The Commerce Tower, a 30-story office building located at 911 Main Street, Kansas City, Missouri, was opened for occupancy in January 1965. The Commerce Tower has net rentable space of approximately 438,000 square feet and is presently 93 percent occupied. The building, of modern architectural design, has six elevators serving the first 17 floors and an additional six express elevators serving the 17th through the 30th floors. Registrant considers the Commerce Tower to be in good condition. The building is collateral for a line of credit with Commerce Bank.

         (2) The Barkley Place, a 6-story 95,000 rentable square foot office building located in Overland Park, Kansas. The building was completed in 1988. The Company purchased the building on July 15, 1994. Registrant considers the building to be in good condition. The building is 97 percent occupied. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $3,437,487.

         (3) 6601 College Boulevard, a 6-story 101,200 rentable square foot building, located in Overland Park, Kansas. The building was completed in 1979. The Company purchased the building on December 15, 1995. Registrant considers the building to be in good condition. The building is 100 percent leased under a triple net lease. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $4,889,778.

         (4) 9221 Quivera, a 1-story 24,000 rentable square foot building and an adjacent 70,000 square foot vacant parcel of land, located in Overland Park, Kansas. The building was completed in 1968. The Company purchased the building on December 27, 1996. Registrant considers the building to be in good condition. The building is 100 percent leased under a triple net lease. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $1,118,581.

         (5) UMB Bank, a 6-story 59,982 square foot office building with covered parking on five levels plus surface parking on top of the attached garage located at 7911 Forsyth, Clayton, Missouri. The building was completed in 1985. The Company purchased the building on December 1, 1998. Registrant considers the building to be in excellent condition. The building is 100% leased.
              The building is subject to a mortgage deed of trust securing a loan with a balance owing of $6,874,732.

         (6) A warehouse/office facility, located at 9200 Cody, Overland Park, Kansas. The building contains approximately 24,100 square feet of office space and 96,800 square feet of warehouse space. The building was constructed in 1973, with an addition in 1976 and an expansion completed in 1997. The Company purchased the facility on June 30, 1995. Registrant considers this facility to be in good condition. The building is 100 percent leased under a triple net lease. The warehouse/office facility is subject to a mortgage deed of trust securing a loan with a balance owing of $1,758,871. The expansion is subject to a mortgage deed of trust security a loan with a balance of $735,699.

         (7) A warehouse, located at 9909 Lakeview, Lenexa, Kansas. The building contains approximately 115,000 square feet of warehouse space. The building was constructed in 1987. The Company purchased the facility on December 18, 1996.
              Registrant considers this facility to be in excellent condition. The building is presently vacant. The warehouse is subject to a mortgage deed of trust securing a loan with a balance owning of $2,538,555.

         (8) Tower Parking Garage. The Company, under its Tax Redevelopment District, demolished the 908-10 Walnut and the 916 and 920 Walnut buildings in 1998 to accommodate a new 624-garage on the Southwest corner of 9th and Walnut. The garage opened for business on December 15, 1999.

         (9) A 29-building, 374-unit apartment complex, on a 30.7-acre tract, located at New Mark Drive and North Cherry in Kansas City North. Construction of the first phase was completed in mid-1971, completion of the second phase in 1978, completion of the third phase in 1998, and completion of the fourth phase in 1999. The apartments are 83 percent occupied. Registrant considers the complex to be in good condition. The original 210 unit apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $1,915,721. The 140 units, Phase III, are subject to a mortgage deed of trust securing a loan with a balance owing of $4,763,269. The 24 units, Phase IV, are subject to a mortgage deed of trust securing a loan with a balance owing of $l,045,000.

         (10) A 24-building, 329-unit apartment complex, on a 30.3-acre tract, located at 5401 Fox Ridge Drive in Mission, Kansas. Construction of the complex was completed in 1985, with an addition of 7 buildings in 1996. The Company purchased the complex on December 31, 1992. Registrant considers the 24-building complex to be in good condition. The apartments are 96 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $8,921,067.

         (11) A 7-building, 162-unit apartment complex, on an 8.7-acre tract located at 6800 Antioch in Merriam, Kansas. Construction of the complex was completed in 1987. The Company purchased the complex on September 30, 1993. Registrant considers the 7-building complex to be in good condition. The apartments are 94 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $3,356,902.

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

         (14) A two-story facility located at the Northwest corner of Ninth and Walnut, immediately adjacent to the 811 Main building and garage. The parking facility contains approximately 80 parking spaces.

    (b) New Mark, a division of Registrant, originally owned 1,207 acres located in Kansas City North immediately adjacent to and contiguous with the apartment complex owned by Registrant. The tract is owned in fee. Residential lots and land aggregating approximately 834 acres have been sold from the tract by the Company. An additional 116 acres have been dedicated to streets, and 103 acres are designated as an open greenbelt area.

    (c) Effective September 24, 1999, the Company's 98.19 percent owned subsidiary, Downtown Redevelopment Corporation, was merged into the Company and now owns the following property located in downtown Kansas City, Missouri:

         (1) The 811 Main building, which consists of an L-shaped, 12-story combination office building and parking garage, was completed in 1959. The first five floors are utilized primarily for parking, although approximately 27,000 square feet of ground floor and lower level space is available for use as commercial office space and storage. The office space extending from the 6th floor through the 12th floor encloses a gross area of approximately 252,000 square feet. The building became a full-service, multi-tenant building in April, 1996, and is presently 100 percent occupied. The condition of the property is considered good. The building is subject to a mortgage deed of trust of trust securing a loan with a balance owing $6,211,417.

         (2) 700 Baltimore surface parking. Through a tax-free exchange between Delaware Redevelopment Corporation for the 710 Main Garage Building on September 1, 1999, the Company obtained this 276 surface parking lot for $250,000. The property value of 700 Baltimore appraised for $3,450,000 and the value of the 710 Main Garage was determined to be $3,200,000. The condition of the property is considered good.

         (3) A tract of ground approximately one-half block in width on the east side of Main Street between 6th and 8th Streets. The Company successfully pursued quiet title actions against the leaseholder, and as a result, now holds clear title to the leasehold improvements on this tract, Prom/Rodeway Inn and 711 Main Garage. These structures were functionally obsolete. The Company had remediated environmental problems in the buildings and in 1997, the Company demolished the north Rodeway facility and completed a 100 car surface parking lot. The south facility contains a 258 car-parking garage at 711 Main. The Company made available an additional 30 parking spaces at the 711 Main location in 1998.

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

    Item 4.  Submission of Matters to a Vote of Security Holders.

    Registrant did not submit any matters to a vote of security holders during the fourth quarter of 1999.

Part II
-------

    Item 5. Market for Registrant's Common Stock and Related Security Holder Matters.

    Registrant's stock is traded in the "over-the-counter" market and trading of such stock is limited. The schedule below depicts the bid and asked prices, as provided by an investment banking firm, in each quarter of 1999. The "over-the-counter" market quotations shown below reflect interdealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                 1999                        1998
                          -------------------        -------------------
              Quarter     Bid          Asked         Bid           Asked
              -------     ---          -----         ---           -----
              First     $155.00        $ --        $140.50        $ --
              Second     151.00          --         148.00          --
              Third      151.00          --         153.00          --
              Fourth     159.50          --         156.00          --

    There are no present or future restrictions on the ability of Registrant to pay common stock dividends. No dividends were paid in 1999, 1998 and 1997. (Management has indicated it will not pay dividends in 2000.)

    The table below shows the number of holders of record of each class of equity securities of Registrant as of February 22, 2000:

                                                          Number of
               Title of Class                          Security Holders
               --------------                          ----------------
               Common stock,
              $1.00 par value                                440

    Item 6.  Selected Financial Data.

    Reference is made to the caption "Selected Financial Data" on Page 28 of Registrant's 1999 Annual Report to Stockholders for a summary of certain financial data for the Registrant for each of its last five fiscal years. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information set forth therein is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    Reference is made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 23 through 27 of Registrant's 1999 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

    Item 8.   Financial Statements and Supplementary Data.

    Reference is made to Pages 4 through 21 and Pages 28 through 30 of Registrant's 1999 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

    Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

    On March 2, 2000, Tower Properties has chosen not to engage Arthur Andersen LLP as independent accountants to audit the financial statements of the Company for the year ending December 31, 2000. The Company is in the process of selecting the successor independent accountants.

    The reports of Arthur Andersen LLP for the past two years ending December 31, 1999, contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. Subsequent to December 31, 1999, there have been no disagreements between Tower Properties and Arthur Andersen.

Part III
--------

    Item 10.  Directors and Executive Officers of the Registrant.

    Reference is made to the caption "Election of Directors" set forth on Page 2 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 12, 2000. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein relating to the names, ages, positions, terms of office, family relationships and business experience of Registrant's directors is incorporated herein by reference.

    Item 11.  Executive Compensation.

    Reference is made to the captions "Summary Compensation Table" and "Compensation Plans" set forth on Pages 7 through 8 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 12, 2000. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein is incorporated herein by reference.

    Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    Reference is made to the caption "Security Ownership of Certain Beneficial Owners and Management" set forth on Page 5 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 12, 2000. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.


    Item 13.  Certain Relationships and Related Transactions.

    Reference is made to the caption "Transactions" set forth on Page 10 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 12, 2000. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

Part IV
-------

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a) (1)   Financial Statements.  The following consolidated financial
              --------------------
              statements of the Registrant and its subsidiaries, together with the report of independent public accountants, contained in the Registrant's 1999 Annual Report to Stockholders are hereby incorporated herein:

              Report of Independent Public Accountants

              Consolidated Balance Sheets - December 31, 1999 and 1998

              Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997

              Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997

              Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 1999, 1998 and 1997

              Notes to Consolidated Financial Statements


              Schedule III

              All other schedules have been omitted because the required information is shown in the financial statements or notes thereto, because the amounts involved are not significant or because of the absence of the conditions under which they are required.

        (2)   Exhibits.
              --------


Item No.              Description                            Location
--------    ----------------------------         ----------------------------------
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



 4(a)       Conformed composite copy of          Filed on March 30, 1990, as
            Note Agreement and Deed of           Exhibit 4(a) to Registrant's 1989
            Trust dated September 21, 1972,      Form 10-K (File No. 0-18261)
            with respect to $8,000,000,
            8 percent, due in monthly
            installments to October, 2007

 10         Hillsborough Apartment Complex       Filed on January 11, 1993, as
            acquisition agreement                Exhibit A to Registrant's Form
                                                 8-K (File No. 0-18261)

            Peppertree Apartment Complex         Filed on October 12, 1993, as
            acquisition agreement                Exhibit A to Registrant's Form
                                                 8-K (File No. 0-18261)

            Barkley Place Office Building        Filed on July 26, 1994, as
            acquisition agreement                Exhibit A to Registrant's Form
                                                 8K (File No. 0-18261)

            6601 College Boulevard Office        Filed on February 16, 1999, as
            Building acquisition agreement       Exhibit A to Registrant's Form
                                                 8K (File No. 0-18261)

            UMB Bank Office Building             Filed on February 27, 1996, as
            acquisition agreement                Exhibit A to Registrant's Form
                                                 8-K (File No. 0-18261)

 13         Tower Properties Company's           Filed on March 07, 2000, as
            annual report to its security        Exhibit 13 to Registrant's 1999
            holders for the 1999 fiscal          Form 10-K (File No. 0-18261)
            year.  Such report is furnished
            for the information of the
            Commission and is not to be
            deemed as filed as a part of
            this report.

(b)  Reports on Form 8-K.  Registrant filed no required reports on Form 8-K
     -------------------
     during the last quarter of 1999.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TOWER PROPERTIES COMPANY
                                            (Registrant)


DATE:  March 31, 2000             BY: /s/JAMES M. KEMPER, JR.
                                      -----------------------------------------
                                        James M. Kemper, Jr.
                                        Chairman and Chief Executive Officer


DATE:  March 31, 2000             BY: /s/ROBERT C. HARVEY III
                                      -----------------------------------------
                                        Robert C. Harvey III
                          Chief Financial Officer, Vice President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


DATE:  March 31, 2000             BY:  /s/DAVID W. KEMPER
                                      -----------------------------------------
                                        David W. Kemper
                                            Director


DATE:  March 31, 2000             BY: /s/BRIAN D. EVERIST
                                      -----------------------------------------
                                        Brian D. Everist
                                            Director


DATE:  March 31, 2000             BY: /s/JONATHAN M. KEMPER
                                      -----------------------------------------
                                       Jonathan M. Kemper
                                            Director


DATE:  March 31, 2000             BY: /s/THOMAS R. WILLARD
                                      -----------------------------------------
                                        Thomas R. Willard
                                      President and Director