Form 10-Q
period 2000-03-31
TOWER PROPERTIES CO
filed 2000-05-12
CIK 98827

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended March 31, 2000
                       --------------------------------

                        Commission File Number 0-18261

                           TOWER PROPERTIES COMPANY
                           ------------------------
            (Exact name of registrant as specified in its charter)



           Missouri                                            (43-1529759)
   ------------------------                                -------------------
   (State of incorporation)                                 (IRS tax number)

  Suite 100,  911 Main Street,         Kansas City, Missouri        64105
------------------------------------------------------------------------------
    (Address of principal                                          Zip Code
     executive offices)

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

                        182,782 shares of common stock
                 --------------------------------------------
                 $1.00 par value per share, at April 15, 2000

                                               TOWER PROPERTIES COMPANY
                                              CONSOLIDATED BALANCE SHEETS
                                         MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                               (UNAUDITED)
                                                                                  2000                   1999
                                                                            ----------------        ---------------
ASSETS
Investment in Commercial Properties:
   Rental Property, Net                                                       $75,565,796             $76,109,334
   Tenant Leasehold Improvements, Net                                           3,536,908               3,871,804
   Equipment and Furniture, Net                                                 3,915,232               4,068,565
     Construction in Progress                                                   1,174,837               1,266,623
                                                                            ---------------         ---------------
   Commercial Properties, Net                                                  84,192,773              85,316,326

Real Estate Held for Sale                                                         396,453                 396,453

Cash and Cash Equivalents                                                         195,472                 145,362
Investments At Market (Related Party)                                           3,507,471               3,809,718
Receivables                                                                     1,872,088               2,555,254
Prepaid Expenses and Other Assets                                               1,179,659               1,200,207
                                                                            ---------------         ---------------

      TOTAL ASSETS                                                            $91,343,916             $93,423,320
                                                                            ===============         ===============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
   Mortgage Notes                                                             $47,135,130             $47,567,080
   Real Estate Bond Issue                                                       6,400,000               6,400,000
   Line of Credit (Related Party)                                               3,716,000               5,065,030
   Accounts Payable and Other Liabilities                                       2,419,434               2,837,461
   Deferred Income Taxes                                                        2,288,719               2,406,595
   Income Taxes Payable                                                           171,307                      --
                                                                            ---------------         ---------------

      Total Liabilities                                                        62,130,590              64,276,166

Commitments and Contingencies

Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                               --                      --

Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        183,430 Shares                                                            183,430                 183,430
  Paid-In Capital                                                              18,460,693              18,460,693
  Retained Earnings                                                             9,031,607               8,760,535
  Other Comprehensive Income                                                    1,612,799               1,797,170
                                                                            ---------------         ---------------
                                                                               29,288,530              29,201,828
  Less Treasury Stock, At Cost (648 and
     516 shares in 2000 and 1999, respectively)                                   (75,204)                (54,674)
                                                                            ---------------         ---------------
      Total Stockholders' Investment                                           29,213,326              29,147,154
                                                                            ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                $91,343,916             $93,423,320
                                                                            ===============         ===============

                The accompanying notes are an integral part of these consolidated financial statements.

                                                TOWER PROPERTIES COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                                      (UNAUDITED)

                                                                                  2000                    1999
                                                                             --------------          --------------
REVENUES
   Rent                                                                        $4,477,882              $4,402,573
   Rent, Related Party                                                            422,145                 386,729
   Management and Service Fees                                                        195                     130
   Management and Services Fees, Related Party                                    116,910                 121,391
   Interest and Other Income                                                      155,748                  97,423
                                                                             --------------          --------------
      Total Revenues                                                            5,172,880               5,008,246
                                                                             --------------          --------------
OPERATING EXPENSES
   Operating Expenses                                                             937,746                 828,730
   Maintenance and Repairs                                                        917,629               1,374,258
   Depreciation and Amortization                                                1,107,051               1,003,740
   Taxes Other than Income                                                        413,102                 422,991
   General, Administrative and Other                                              274,022                 258,532
                                                                             --------------          --------------
      Total Operating Expenses                                                  3,649,550               3,888,251

OTHER EXPENSE
   Interest (Including Related Party)                                           1,078,950                 930,354

     Income Before Minority Interest and
       Provision for Income Taxes                                                 444,379                 189,641

   Minority Interest In Income of Subsidiary                                           --                  (3,260)
                                                                             --------------          --------------

     Income Before Provision for Income Taxes                                     444,379                 186,381
                                                                             --------------          --------------

PROVISION FOR INCOME TAXES
   Currently Payable                                                              173,307                  73,958
                                                                             --------------          --------------

NET INCOME                                                                     $  271,072              $  112,423
                                                                             ==============          ==============
Earnings Per Share:
   Basic                                                                       $     1.48              $     0.62
                                                                             ==============          ==============
   Diluted                                                                     $     1.48              $     0.62
                                                                             ==============          ==============
Weighted Average Common Shares Outstanding:
   Basic                                                                          182,835                 182,291
                                                                             ==============          ==============
   Diluted                                                                        182,835                 182,293
                                                                             ==============          ==============

                The accompanying notes are an integral part of these consolidated financial statements.


                                               TOWER PROPERTIES COMPANY
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

                                                                             2000                          1999
                                                                        -------------                 -------------
NET INCOME                                                                $ 271,072                     $ 112,423

Unrealized holding (losses) on marketable
equity securities arising during the year                                  (302,247)                     (428,436)

Deferred Income tax benefit                                                 117,876                       167,090
                                                                        -------------                 -------------

Comprehensive Income (loss)                                               $  86,702                     $(148,923)
                                                                        =============                 =============

                The accompanying notes are an integral part of these consolidated financial statements.

                                               TOWER PROPERTIES COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOW
                             FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                                      (UNAUDITED)

                                                                            2000                          1999
                                                                       --------------                --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           $   271,072                   $   112,423
   Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities:
     Depreciation                                                           772,155                       714,015
     Amortization of Leasehold Improvements                                 334,896                       289,725
   Change in Assets and Liabilities, Net:
     Receivables                                                            683,166                      (126,831)
     Prepaid Expenses and Other Assets                                       20,549                         2,907
     Accounts Payable and Other Liabilities                                (418,027)                   (1,132,931)
     Income Taxes Payable                                                   171,307                        23,437
                                                                       --------------                --------------
Net Cash Provided by (Used in) Operating Activities                       1,835,118                      (117,255)
                                                                       --------------                --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease (Increase) in Construction in Progress                           91,786                    (1,053,174)
   Additions to Equipment & Furniture, Net                                  (69,081)                      (82,920)
   Additions to Rental Income Property, Net                                  (6,203)                       (9,116)
   Additions to Leasehold Improvements, Net                                      --                      (138,844)
                                                                       --------------                --------------
Net Cash Provided by (Used in) Investing Activities                          16,502                    (1,284,054)
                                                                       --------------                --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                         (431,950)                     (352,926)
   Net Change in Short Term Borrowings, Net                              (1,349,030)                    1,400,000
   Sale of Treasury Stock                                                        --                       312,000
   Purchase of Treasury Stock                                               (20,530)                      (11,544)
   Increase in Minority Interest                                                 --                         3,260
                                                                       --------------                --------------
Net Cash Provided by (Used in) Financing Activities                      (1,801,510)                    1,350,790
                                                                       --------------                --------------

NET INCREASE (DECREASE) IN CASH                                              50,110                       (50,519)

CASH and CASH EQUIVALENTS, Beginning of Period                              145,362                       147,928
                                                                       --------------                --------------
CASH and CASH EQUIVALENTS, End of Period                                $   195,472                   $    97,409
                                                                       ==============                ==============

                The accompanying notes are an integral part of these consolidated financial statements.

                  TOWER PROPERTIES COMPANY AND SUBSIDIARIES
               FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by Tower Properties Company (the Company) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 1999.
    The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay, Jackson and St. Louis County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consists of office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sales.

2. Rental revenue is recognized on a straight-line basis over the term of individual leases.

3. Interest of $0 and $23,892 was capitalized during the first three months of 2000 and 1999, respectively.

4. Interest paid during the three months of 2000 and 1999 for long-term mortgages amounted to $931,856 and $828,656, respectively. Interest paid to related party was $83,330 and $58,398 for the first three months of 2000 and 1999, respectively. Income taxes paid during the first three months of 2000 and 1999 amounted to $2,000 and $50,821, respectively.

5. Certain prior quarter amounts have been reclassified to conform to the 2000 presentation.

6. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain of $2,643,933 net of tax effects of $1,031,134 is reflected as a separate component of equity. The decrease in the net unrealized holding gain for the three months from January 1, 2000 to March 31, 2000, net of deferred taxes, was $184,371.

7.  COMMITMENTS AND CONTINGENCIES:

    Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. During the first three months of 2000, the Company made modifications to certain properties at a cost of approximately $9,900.

    Due to governmental regulations regarding asbestos and the uncertainty surrounding the advantages and disadvantages of asbestos removal, Tower Properties Company will continue to monitor the status of asbestos in its commercial office buildings and will take appropriate action when required.

    The cost to remove all asbestos from properties owned by the Company cannot be determined; however, these removal costs could have a significant adverse impact on the future operations and liquidity of Tower Properties Company.

    The Company has outstanding construction commitments of $2,645,000 as of March 31, 2000 for structural repairs to the 811 Main garage. No amounts have been expensed to date related to the structural repairs. The Company also has an extraordinary repair project at Phase II of the New Mark apartment complex due to sudden termite damage with remaining estimated expense of $59,000. $115,000 has been expensed to date for repair of the termite damage. The Company has agreed to the modernization of the elevators at the 811 Main Building for approximately $729,000 with a remaining obligation of $277,000 as of March 31, 2000. The project began in the fourth quarter of 1999 and will be completed in the third quarter of 2000.

8.  BUSINESS SEGMENTS

    The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

    Following is information for each segment for the three months ended March 31, 2000 and 1999:

                                     --------------------------------------------------------------------
                                                                 March 31, 2000
                                     --------------------------------------------------------------------
                                     COMMERCIAL                                    CORPORATE
                                       OFFICE       APARTMENTS       PARKING       AND OTHER        TOTAL
                                     ----------     ----------       -------       ---------        -----
REVENUE FROM EXTERNAL CUSTOMERS       3,000,663      1,526,300        340,477        305,440      5,172,880

INTEREST EXPENSE                        434,435        401,750         75,034        167,731      1,078,950

DEPRECIATION AND AMORTIZATION           630,720        304,047         90,228         82,056      1,107,051

SEGMENT INCOME (LOSS) BEFORE TAX        535,882         44,058        (18,631)      (116,930)       444,379

CAPITAL EXPENDITURES BY SEGMENT           5,771         61,342         11,013          4,220         82,346

IDENTIFIABLE SEGMENT ASSETS          37,862,997     26,522,816     11,877,906     15,080,196     91,343,916

                                     --------------------------------------------------------------------
                                                                 March 31, 1999
                                     --------------------------------------------------------------------
                                     COMMERCIAL                                    CORPORATE
                                       OFFICE       APARTMENTS       PARKING       AND OTHER        TOTAL
                                     ----------     ----------       -------       ---------        -----
REVENUE FROM EXTERNAL CUSTOMERS       2,873,581      1,468,400        398,960        267,305      5,008,246

INTEREST EXPENSE                        355,945        400,315             --        174,094        930,354

DEPRECIATION AND AMORTIZATION           604,429        292,305         30,702         76,304      1,003,740

SEGMENT INCOME (LOSS) BEFORE TAX        625,379       (175,440)      (109,551)      (150,747)       189,641

CAPITAL EXPENDITURES BY SEGMENT         167,672         42,242             --         32,468        242,382

IDENTIFIABLE SEGMENT ASSETS          36,990,736     26,008,665      5,650,561     16,375,346     85,025,308


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
    The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the three months ended March 31, 2000. In April, 1999 the Company secured a $7,000,000 twenty-year mortgage loan on the UMB Bank commercial office building from Business Men's Assurance at a fixed rate of 6.9%. The proceeds of this loan were used to pay off the line of credit and the balance invested in short-term money market accounts. In December, 1999, the Company secured a $1,045,000 eighteen-year mortgage loan for Phase IV of the New Mark apartments from Ohio National Life Insurance at a fixed rate of 7.78%. The proceeds were used to pay for the major repairs at the New Mark apartments and the construction of the Tower garage.
    Cash and cash equivalents on hand at March 31, 2000 totaled $195,472, an increase of $50,110 from December 31, 1999. The increase in cash and cash equivalents is due to changes in the level of capital expenditures and financing activities in the respective quarters, as well as an increase in cash flows from operating activities, primarily due to changes in accounts receivable and current liabilities. Management believes the Company's current cash position and the properties' ability to provide operating cash flow should enable the Company to fund anticipated capital expenditures and service debt in 2000.

                      THREE MONTHS ENDED MARCH 31, 2000
             COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1999

RESULTS OF OPERATIONS:

    Total revenue increased $164,634. The completion of Phase IV New Mark apartments and the Tower Garage, an increase in occupancy at the New Mark Phase III and the Hillsborough apartment complexes and the pass through of an increase in real estate taxes as additional rent at the UMB Bank commercial office building offset by the loss of parking revenue due to the exchange of the 710 Main parking garage for the 700 Baltimore lot primarily resulted in a $110,725 increase in rental income.

    Management and service fees decreased primarily due to the decrease in rentable income in preparation of the Commerce Trust commercial office building renovation. A real estate commission earned on the leasing of a non-company owned warehouse accounts for the increase in interest and other income.
    The change in operating expenses, taxes other than income and general, administrative and other are a direct result of the completion of the New Mark Phase IV apartments and the completion of the Tower Garage and the contract management fee of our parking facilities. Salaries and employee benefits, which are included in operating expenses, have increased primarily due to the leasing commission earned on the leasing of the non-company warehouse. Maintenance and repairs decreased primarily due to the termite repair at New Mark Phase I & II and the completion of the New Mark Phase IV and the Tower Garage.
    Interest expense, including related party, increased due to the following factors: the mortgage loan on the UMB Bank commercial office building April, 1999, the mortgage loan on New Mark Phase IV in December, 1999, the January, 2000 increase in the related party line of credit and a reduction in the first quarter capitalized interest on construction of $-0- as compared to $23,892 in 1999.

                            MARKET RISK DISCLOSURE

    The Company is exposed to various market risks, including equity investment prices and interest rates.
    The Company has $3,507,741 of equity securities as of March 31, 2000.
These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period. Management estimates that the value of its investments will generally move consistently with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the fair value of the Company's equity securities would have a $213,956 effect on comprehensive income.
    The Company has approximately $10,116,000 of variable rate debt as of March 31, 2000. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $61,708.

                 PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

    In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet at its fair value. SFAS 133, effective July 1, 2000, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is currently evaluating the impact of adopting SFAS 133, however, it is not expected to have a material impact on the Company's financial position and results of operations.

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


Date:  May 15, 2000