Form 10-Q
period 2000-06-30
TOWER PROPERTIES CO
filed 2000-08-14
CIK 98827

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended June 30, 2000
                       -------------------------------

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

  Suite 100,  911 Main Street,         Kansas City, Missouri        64105
-------------------------------------------------------------------------------
    (Address of principal                                          Zip Code
     executive offices)

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
 Yes  X                          No
--------------------------------    ---------------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                        179,139 shares of common stock
                        ------------------------------
                 $1.00 par value per share, at July 15, 2000

                                     TOWER PROPERTIES COMPANY
                                    CONSOLIDATED BALANCE SHEETS
                                JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                               (UNAUDITED)
                                                                                  2000                   1999
                                                                            ---------------         ---------------
ASSETS
Investment in Commercial Properties:
   Rental Property, Net                                                       $75,016,055             $76,109,334
   Tenant Leasehold Improvements, Net                                           3,220,339               3,871,804
   Equipment and Furniture, Net                                                 3,856,806               4,068,565
   Construction in Progress                                                     1,963,993               1,266,623
                                                                            ---------------         ---------------
      Commercial Properties, Net                                               84,057,192              85,316,326

Real Estate Held for Sale                                                         396,453                 396,453

Cash and Cash Equivalents                                                          90,808                 145,362
Investments At Market (Related Party)                                           3,345,804               3,809,718
Receivables                                                                     2,178,433               2,555,254
Prepaid Expenses and Other Assets                                               1,148,124               1,200,207
                                                                            ---------------         ---------------

            TOTAL ASSETS                                                      $91,216,815             $93,423,320
                                                                            ===============         ===============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
   Mortgage Notes                                                             $46,694,549             $47,567,080
   Real Estate Bond Issue                                                       6,400,000               6,400,000
   Line of Credit (Related Party)                                               3,866,000               5,065,030
   Accounts Payable and Other Liabilities                                       2,930,999               2,837,461
   Deferred Income Taxes                                                        2,225,669               2,406,595
   Income Taxes Payable                                                           257,616                      --
                                                                            ---------------         ---------------

            Total Liabilities                                                  62,374,833              64,276,166

Commitments and Contingencies

Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                               --                      --

Stockholders' Investment:
   Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         183,430 Shares                                                           183,430                 183,430
   Paid-In Capital                                                             18,460,986              18,460,693
   Retained Earnings                                                            9,330,831               8,760,535
   Other Comprehensive Income                                                   1,514,183               1,797,170
                                                                            ---------------         ---------------
                                                                               29,489,430              29,201,828
   Less Treasury Stock, At Cost (4,291 and
      516 shares in 2000 and 1999, respectively)                                 (647,448)                (54,674)
                                                                            ---------------         ---------------
   Total Stockholders' Investment                                              28,841,981              29,147,154
                                                                            ---------------         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                                $91,216,815             $93,423,320
                                                                            ===============         ===============

                The accompanying notes are an integral part of these consolidated financial statements.

                                                TOWER PROPERTIES COMPANY
                                           CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                                      (UNAUDITED)

                                                                                  2000                    1999
                                                                             --------------          --------------
REVENUES
   Rent                                                                       $ 9,006,048             $ 8,905,845
   Rent, Related Party                                                            846,063                 796,025
   Management and Service Fees                                                      3,098                  15,648
   Management and Services Fees, Related Party                                    305,368                 296,537
   Real Estate Sales                                                                   --                  59,840
   Interest and Other Income                                                      243,747                 193,599
                                                                             --------------          --------------
            Total Revenues                                                     10,404,324              10,267,494
                                                                             --------------          --------------
OPERATING EXPENSES
   Operating Expenses                                                           1,797,344               1,640,111
   Maintenance and Repairs                                                      1,940,616               3,118,031
   Depreciation and Amortization                                                2,210,388               2,004,747
   Taxes Other than Income                                                        826,204                 846,027
   General, Administrative and Other                                              568,998                 561,364
                                                                             --------------          --------------
            Total Operating Expenses                                            7,343,550               8,170,280

OTHER EXPENSE
   Interest (Including Related Party)                                           2,125,862               1,884,733

      Income Before Minority Interest and
         Provision for Income Taxes                                               934,912                 212,481

   Minority Interest In Income of Subsidiary                                           --                  (4,470)
                                                                             --------------          --------------

      Income Before Provision for Income Taxes                                    934,912                 208,011
                                                                             --------------          --------------
PROVISION FOR INCOME TAXES
   Currently Payable                                                              364,616                  82,875
                                                                             --------------          --------------

NET INCOME                                                                    $   570,296             $   125,136
                                                                             ==============          ==============
Earnings Per Share:
   Basic                                                                      $      3.13             $      0.69
                                                                             ==============          ==============
   Diluted                                                                    $      3.13             $      0.69
                                                                             ==============          ==============
Weighted Average Common Shares Outstanding:
   Basic                                                                          182,061                 182,631
                                                                             ==============          ==============
   Diluted                                                                        182,061                 182,633
                                                                             ==============          ==============

                The accompanying notes are an integral part of these consolidated financial statements

                                               TOWER PROPERTIES COMPANY
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                               FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                                       (UAUDITED)

                                                                             2000                          1999
                                                                        -------------                 -------------
NET INCOME                                                                $ 570,296                     $ 125,136

Unrealized holding losses on marketable
equity securities arising during the period                                (463,914)                     (240,996)

Deferred Income tax benefit                                                 180,926                        93,988
                                                                        -------------                 -------------

Comprehensive income (loss)                                               $ 287,309                     $ (21,872)
                                                                        =============                 =============

                The accompanying notes are an integral part of these consolidated financial statements.

                                               TOWER PROPERTIES COMPANY
                                         CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                                      (UNAUDITED)

                                                                            2000                          1999
                                                                       -------------                 -------------
REVENUES
   Rent                                                                 $4,528,166                    $4,503,272
   Rent, Related Party                                                     423,918                       409,296
   Management and Service Fees                                               2,903                       (14,643)
   Management and Service Fees, Related Party                              188,458                       203,550
   Real Estate Sales                                                            --                        59,840
   Interest and Other Income                                                87,999                        97,933
                                                                       -------------                 -------------
            Total Revenues                                               5,231,444                     5,259,248
                                                                       -------------                 -------------

OPERATING EXPENSES
   Operating Expenses                                                      859,599                       811,381
   Maintenance and Repairs                                               1,022,987                     1,743,773
   Depreciation and Amortization                                         1,103,337                     1,001,007
   Taxes Other than Income                                                 413,102                       423,036
   General, Administrative and Other                                       294,975                       302,832
                                                                       -------------                 -------------
            Total Operating Expenses                                     3,694,000                     4,282,029

OTHER EXPENSE
   Interest (Including Related Party)                                    1,046,912                       954,379

      Net Income Before Minority Interest and
         Provision for Income Taxes                                        490,533                        22,840

   Minority Interest In Income of Subsidiary                                    --                        (1,210)
                                                                       -------------                 -------------

      Income Before Provision for Income Taxes                             490,533                        21,630
                                                                       -------------                 -------------
PROVISION FOR INCOME TAXES
   Currently Payable                                                       191,309                         8,917
                                                                       -------------                 -------------

NET INCOME                                                              $  299,224                    $   12,713
                                                                       =============                 =============

Earnings Per Share:
   Basic                                                                $     1.65                    $     0.07
                                                                       =============                 =============
   Diluted                                                              $     1.65                    $     0.07
                                                                       =============                 =============
Weighted Average Common Shares Outstanding:
   Basic                                                                   181,287                       182,967
                                                                       =============                 =============
   Diluted                                                                 181,287                       182,967
                                                                       =============                 =============

                The accompanying notes are an integral part of these consolidated statements.

                                               TOWER PROPERTIES COMPANY
                                         CONSOLIDATED STATEMENTS OF CASH FLOW
                             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                                      (UNAUDITED)

                                                                            2000                          1999
                                                                       --------------                --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                           $   570,295                   $   125,136
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Depreciation                                                     1,540,596                     1,425,297
         Amortization of Leasehold Improvements                             669,792                       579,450
         Gain on Real Estate Sales                                               --                       (24,951)
         Net Change in Minority Interest                                         --                         4,470
         Treasury Shares Issued to Directors                                  7,536                         9,954
      Change in Assets and Liabilities, Net:
         Receivables                                                        376,821                      (394,265)
         Prepaid Expenses and Other Assets                                   52,085                        55,094
         Accounts Payable and Other Liabilities                              93,538                      (899,844)
         Income Taxes Payable                                               257,616                        25,466
                                                                       --------------                --------------
Net Cash Provided by Operating Activities                                 3,568,279                       905,807
                                                                       --------------                --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Construction in Progress                                    (697,370)                   (2,974,553)
   Proceeds from Sale of Land                                                    --                        59,870
   Additions to Real Estate Held for Sale, Net                                   --                          (655)
   Additions to Equipment & Furniture, Net                                 (229,355)                     (226,171)
   Additions to Rental Income Property, Net                                  (6,203)                      (23,034)
   Additions to Leasehold Improvements, Net                                 (18,327)                     (244,747)
                                                                       --------------                --------------
Net Cash Provided by Investing Activities                                  (951,255)                   (3,409,290)
                                                                       --------------                --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                         (872,531)                     (754,192)
   Proceeds from Long Term Borrowings                                            --                     7,000,000
   Change in Short Term Borrowings, Net                                  (1,199,030)                   (2,045,000)
   Sale of Treasury Stock                                                        --                       312,000
   Purchase of Treasury Stock                                              (600,017)                      (43,864)
                                                                       --------------                --------------
Net Cash Provided by (Used in) Financing Activities                      (2,671,578)                    4,468,944
                                                                       --------------                --------------

NET INCREASE (DECREASE) IN CASH                                             (54,554)                    1,965,461

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              145,362                       147,928
                                                                       --------------                --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $    90,808                   $ 2,113,389
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

3. Interest of $23,946 and $67,264 was capitalized during the first six months of 2000 and 1999, respectively.

4. Interest paid during the first six months of 2000 and 1999 for long-term mortgages amounted to $1,855,068 and $1,758,865, respectively. Interest paid to related party was $175,495 and $74,087 for the first six months of 2000 and 1999, respectively. Income taxes paid during the first six months of 2000 and 1999 amounted to $107,000 and $57,409, respectively.

5. Certain prior quarter amounts have been reclassified to conform to the 2000 presentation.

6. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain of $2,482,267 net of tax effects of $968,084 is reflected as a separate component of equity. There was a decrease in the net unrealized holding gain for the six months from January 1, 2000 to June 30, 2000, of $282,987, net of deferred taxes, and a decrease in the net unrealized holding gain of $98,616, net of deferred taxes, for the three months from April 1, 2000 to June 30, 2000.

7.    COMMITMENTS AND CONTINGENCIES:

      Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. During the first six months of 2000, the Company made modifications to certain properties at a cost of approximately $9,900.

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

      The Company has outstanding construction commitments of $2,645,000 as of June 30, 2000 for structural repairs to the 811 Main garage. There has been $375,000 paid through June 30, 2000, which is included in construction in progress, related to the structural repairs. The Company also has an extraordinary repair project at Phase II of the New Mark apartment complex due to sudden termite damage with remaining estimated expense of $56,000. $116,000 has been expensed through June 30, 2000 for repair of the termite damage. The Company has agreed to the modernization of the elevators at the 811 Main Building for approximately $729,000 with a remaining obligation of $142,000 as of June 30, 2000. The project began in the fourth quarter of 1999 and will be completed in the third quarter of 2000.

      On Saturday July 22, 2000, the Company incurred fire damage at its Commerce Tower office building located at 911 Main Street in Kansas City, Missouri. Damage was primarily confined to an office suite on the 23rd floor. Minor water damage was incurred on the floors above and below. The Company is more than adequately insured. The cause of the fire was tenant mishandling of smoking devices. The Company does not expect any significant financial impact from this event.

8.    BUSINESS SEGMENTS

      The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

      Following is information for each segment as of and for the six months ended June 30, 2000 and 1999:

                                          ----------------------------------------------------------------------------
                                                                          JUNE 30, 2000
                                          ----------------------------------------------------------------------------
                                           COMMERCIAL                                      CORPORATE
                                             OFFICE        APARTMENTS        PARKING       AND OTHER          TOTAL
                                          -----------      ----------      ----------      ----------      -----------
REVENUE FROM EXTERNAL CUSTOMERS           $ 5,959,976       3,093,448         733,988         616,912      10,404,324

LAND SALES                                         --              --              --              --              --

INTEREST EXPENSE                              865,003         799,489         147,388         313,982       2,125,862

DEPRECIATION AND AMORTIZATION               1,261,440         608,094         176,742         164,112       2,210,388

SEGMENT INCOME (LOSS) BEFORE TAX              985,101         126,490          21,783        (198,463)        934,911

CAPITAL EXPENDITURES BY SEGMENT                93,557         138,083          11,461          10,784         253,885

IDENTIFIABLE SEGMENT ASSETS                38,810,844      26,433,037      11,966,279      14,006,655      91,216,815

                                          ----------------------------------------------------------------------------
                                                                          JUNE 30, 1999
                                          ----------------------------------------------------------------------------
                                           COMMERCIAL                                      CORPORATE
                                             OFFICE        APARTMENTS        PARKING       AND OTHER          TOTAL
                                          -----------      ----------      ----------      ----------      -----------
REVENUE FROM EXTERNAL CUSTOMERS           $ 6,275,654       2,962,609         810,992         218,239      10,267,494

LAND SALES                                         --              --              --          59,840          59,840

INTEREST EXPENSE                              844,261         801,226              --         239,245       1,884,733

DEPRECIATION AND AMORTIZATION               1,208,122         584,610          61,404         150,611       2,004,747

SEGMENT INCOME (LOSS) BEFORE TAX            1,636,060        (564,993)       (368,779)       (489,806)        212,481

CAPITAL EXPENDITURES BY SEGMENT               338,384         113,617              --          41,951         493,952

IDENTIFIABLE SEGMENT ASSETS                36,545,842      25,781,951       5,619,859      20,645,504      88,593,156

Following is information for each segment as of and for the three months ended June 30, 2000 and 1999:

                                          ----------------------------------------------------------------------------
                                                                          JUNE 30, 2000
                                          ----------------------------------------------------------------------------
                                           COMMERCIAL                                      CORPORATE
                                             OFFICE        APARTMENTS        PARKING       AND OTHER          TOTAL
                                          -----------      ----------      ----------      ----------      -----------
REVENUE FROM EXTERNAL CUSTOMERS           $ 2,959,313       1,567,148         393,511         311,472       5,231,444

LAND SALES                                         --              --              --              --              --

INTEREST EXPENSE                              430,568         397,739          72,355         146,251       1,046,912

DEPRECIATION AND AMORTIZATION                 630,720         304,047          86,514          82,056       1,103,337

SEGMENT INCOME (LOSS) BEFORE TAX              449,219          82,432          40,414         (81,533)        490,532

CAPITAL EXPENDITURES BY SEGMENT                87,786          83,807             448           6,560         178,601

IDENTIFIABLE SEGMENT ASSETS                38,810,844      26,433,037      11,966,279      14,006,655      91,216,815

                                          ----------------------------------------------------------------------------
                                                                          JUNE 30, 1999
                                          ----------------------------------------------------------------------------
                                           COMMERCIAL                                      CORPORATE
                                             OFFICE        APARTMENTS        PARKING       AND OTHER          TOTAL
                                          -----------      ----------      ----------      ----------      -----------
REVENUE FROM EXTERNAL CUSTOMERS           $ 3,402,073       1,494,209         412,032         (49,066)      5,259,248

LAND SALES                                         --              --              --          59,840          59,840

INTEREST EXPENSE                              488,316         400,911              --          65,151         954,379

DEPRECIATION AND AMORTIZATION                 603,693         292,305          30,702          74,307       1,001,007

SEGMENT INCOME (LOSS) BEFORE TAX            1,010,681        (389,553)       (259,228)       (339,059)         22,840

CAPITAL EXPENDITURES BY SEGMENT               170,712          71,375              --          20,985         263,072

IDENTIFIABLE SEGMENT ASSETS                36,545,842      25,781,951       5,619,859      20,645,504      88,593,156

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the six months ended June 30, 2000. In April, 1999 the Company secured a $7,000,000 twenty-year mortgage loan on the UMB Bank commercial office building from Business Men's Assurance at a fixed rate of 6.9%. The proceeds of this loan were used to pay off the line of credit and the balance invested in short-term money market accounts. In December, 1999, the Company secured a $1,045,000 eighteen-year mortgage loan for Phase IV of the New Mark apartments from Ohio National Life
Insurance at a fixed rate of 7.78%. The proceeds were used to pay for the major repairs at the New Mark apartments and the construction of the Tower garage.

      Cash and cash equivalents on hand at June 30, 2000 totaled $90,808, a decrease of $54,554 from December 31, 1999. The decrease in cash and cash equivalents is due to changes in the level of capital expenditures and financing activities in the respective quarters, as well as an increase in cash flows from operating activities, primarily due to changes in accounts receivable and current liabilities. Management believes the Company's current cash position and the properties' ability to provide operating cash flow should enable the Company to fund anticipated capital expenditures and service debt in 2000.

                        SIX MONTHS ENDED JUNE 30, 2000
               COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS:

      Total revenue increased $136,830. The completion of the Tower Garage and Phase IV New Mark Apartments, an increase in occupancy at the New Mark Phase III and the Hillsborough apartment complexes and the pass through of an increase in real estate taxes as additional rent at the UMB Bank commercial office building offset by the loss of parking revenue due to the 1999 exchange of the 710 Main parking garage for the 700 Baltimore lot, the loss of revenue due to the structural repairs at the 811 Main garage and the decrease in occupancy at the Commerce Tower commercial office building primarily resulted in a $150,241 increase in rental income.

      Management and service fees decreased primarily due to the decrease in rentable income in preparation of the Commerce Trust commercial office building renovation. A real estate commission earned on the leasing of a non-company owned warehouse accounts for the increase in interest and other income.

      The decrease in real estate sales is due to the 1999 sale of 7.48 acres of undeveloped land in the New Mark subdivision.

      The change in operating expenses and general, administrative and other are a direct result of the completion of the New Mark Phase IV apartments, the completion of the Tower Garage and the contract management fee of our parking facilities. Salaries and employee benefits, which are included in operating expenses, have increased primarily due to the leasing commission earned on the leasing of the non-company warehouse and the salaries of the contracted parking management. Maintenance and repairs decreased primarily due to the termite repair at New Mark Phase I & II and the 1999 repairs of the 710 Main parking facility, offset by the completion of the New Mark Phase IV and the Tower Garage.

      Interest expense, including related party from June 30, 1999 to June 30, 2000, increased due to the following factors: the mortgage loan on the UMB Bank commercial office building April, 1999, the mortgage loan on New Mark Phase IV in December, 1999, the increase in the related party line of credit and a reduction in the 2nd quarter capitalized interest on construction of $23,946 as compared to $67,264 in 1999.

                       THREE MONTHS ENDED JUNE 30, 2000
              COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1999

RESULTS OF OPERATIONS:

      The completion of the Tower Garage and Phase IV New Mark Apartments, an increase in occupancy at the New Mark Phase III and the Hillsborough apartment complexes and the pass through of an increase in real estate taxes as additional rent at the UMB Bank commercial office building offset by the loss of parking revenue due to the 1999 exchange of the 710 Main parking garage for the 700 Baltimore lot, the loss of revenue due to the structural repairs at the 811 Main garage and the decrease in occupancy at the Commerce Tower commercial office building primarily resulted in a $39,516 increase in rental income.

      The decrease in real estate sales is due to the 1999 sale of 7.48 acres of undeveloped land in the New Mark subdivision.

      The change in operating expenses and general, administrative and other are a direct result of the completion of the New Mark Phase IV apartments, the completion of the Tower Garage and the contract management fee of our parking facilities. Salaries and employee benefits, which are included in operating expenses, have increased primarily due to the leasing commission earned on the leasing of the non-company warehouse and the salaries of the contracted parking management. Maintenance and repairs decreased primarily due to the termite repair at New Mark Phase I & II and the 1999 repairs of the 710 Main parking facility, offset by the completion of the New Mark Phase IV and the Tower Garage.

      Interest expense, including related party, increased due to the mortgage loan on New Mark Phase IV in December, 1999 and the increase in the related party line of credit.

                            MARKET RISK DISCLOSURE

      The Company is exposed to various market risks, including equity investment prices and interest rates.

      The Company has $3,345,804 of equity securities as of June 30, 2000. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period. Management estimates that the value of its investments will generally move consistently with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the fair value of the Company's equity securities would have a $204,094 effect on comprehensive income.

      The Company has approximately $10,266,000 of variable rate debt as of June 30, 2000. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $62,623.

                 PRONOUNCEMENTS ISSUED BUT NOT YET EFFECTIVE

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet at its fair value. SFAS 133, effective January 1, 2001, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company is currently evaluating the impact of adopting SFAS 133, however, it is not expected to have a material impact on the Company's financial position and results of operations.

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




Date:  August 15, 2000