Form 10-Q
period 2000-09-30
TOWER PROPERTIES CO
filed 2000-11-14
CIK 98827

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 2000
                     ------------------------------------

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
 Yes   X                             No
------------------------------------    ---------------------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                        179,118 shares of common stock
                        ------------------------------
                $1.00 par value per share, at October 15, 2000

                                    TOWER PROPERTIES COMPANY
                                  CONSOLIDATED BALANCE SHEETS
                            SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                  (UNAUDITED)
                                                                      2000              1999
                                                                 -------------     -------------
ASSETS
Investment in Commercial Properties:
   Rental Property, Net                                           $74,655,089       $76,109,334
   Tenant Leasehold Improvements, Net                               3,055,568         3,871,804
   Equipment and Furniture, Net                                     3,767,621         4,068,565
   Construction in Progress                                         3,606,794         1,266,623
                                                                 -------------     -------------
      Commercial Properties, Net                                   85,085,072        85,316,326

Real Estate Held for Sale                                             396,453           396,453

Cash and Cash Equivalents                                             100,284           145,362
Investments At Market (Related Party)                               4,140,081         3,809,718
Receivables                                                         2,166,392         2,555,254
Prepaid Expenses and Other Assets                                   1,213,895         1,200,207
                                                                 -------------     -------------

            TOTAL ASSETS                                          $93,102,177       $93,423,320
                                                                 =============     =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
   Mortgage Notes                                                 $46,245,165       $47,567,080
   Real Estate Bond Issue                                           6,400,000         6,400,000
   Line of Credit (Related Party)                                   5,100,000         5,065,030
   Accounts Payable and Other Liabilities                           3,100,271         2,837,461
   Deferred Income Taxes                                            2,535,437         2,406,595
   Income Taxes Payable                                               112,836                --
                                                                 -------------     -------------
            Total Liabilities                                      63,493,709        64,276,166

Commitments and Contingencies

Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                   --                --

Stockholders' Investment:
   Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         183,430 Shares                                               183,430           183,430
   Paid-In Capital                                                 18,460,986        18,460,693
   Retained Earnings                                                9,616,084         8,760,535
   Other Comprehensive Income                                       1,998,692         1,797,170
                                                                 -------------     -------------
                                                                   30,259,192        29,201,828
   Less Treasury Stock, At Cost (4,312 and
      516 shares in 2000 and 1999, respectively)                     (650,724)          (54,674)
                                                                 -------------     -------------
   Total Stockholders' Investment                                  29,608,468        29,147,154
                                                                 -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                    $93,102,177       $93,423,320
                                                                 =============     =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                    TOWER PROPERTIES COMPANY
                               CONSOLIDATED STATEMENTS OF INCOME
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                          (UNAUDITED)

                                                                      2000              1999
                                                                 -------------     -------------
REVENUES
   Rent                                                            $13,631,878      $13,272,059
   Rent, Related Party                                               1,265,576        1,246,996
   Management and Service Fees                                           3,242           19,361
   Management and Services Fees, Related Party                         530,014          549,443
   Real Estate Sales                                                        --           59,840
   Interest and Other Income                                           357,573          302,198
                                                                 -------------     -------------
            Total Revenues                                          15,788,283       15,449,897
                                                                 -------------     -------------
OPERATING EXPENSES
   Operating Expenses                                                2,814,998        2,547,665
   Maintenance and Repairs                                           3,069,761        4,679,029
   Depreciation and Amortization                                     3,205,008        3,004,060
   Taxes Other than Income                                           1,239,305        1,282,694
   General, Administrative and Other                                   883,053          840,366
                                                                 -------------     -------------
            Total Operating Expenses                                11,212,125       12,353,814

OTHER EXPENSE
   Interest (Including Related Party)                                3,172,338        2,791,389
                                                                 -------------     -------------
      Income Before Minority Interest and
         Provision for Income Taxes                                  1,403,820          304,694

   Minority Interest In Income of Subsidiary                                --           (7,643)
                                                                 -------------     -------------
      Income Before Provision for Income Taxes                       1,403,820          297,051
                                                                 -------------     -------------
PROVISION FOR INCOME TAXES
   Currently Payable                                                   548,271          118,829
                                                                 -------------     -------------

NET INCOME                                                         $   855,549      $   178,222
                                                                 =============     =============
Earnings Per Share:
   Basic                                                           $      4.72      $      0.98
                                                                 =============     =============
   Diluted                                                         $      4.72      $      0.98
                                                                 =============     =============
Weighted Average Common Shares Outstanding:
   Basic                                                               181,079          182,711
                                                                 =============     =============
   Diluted                                                             181,079          182,712
                                                                 =============     =============

    The accompanying notes are an integral part of these consolidated financial statements.

                                    TOWER PROPERTIES COMPANY
                     CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                          (UNAUDITED)

                                                                      2000              1999
                                                                 ------------      ------------
NET INCOME                                                        $  855,549         $ 178,222

Unrealized holding gain (loss) on marketable
equity securities arising during the period                          330,363          (763,152)

Deferred Income tax benefit                                         (128,842)          297,629
                                                                 ------------       -----------

Comprehensive income (loss)                                       $1,057,070         $(287,301)
                                                                 ============       ===========

    The accompanying notes are an integral part of these consolidated financial statements.

                                    TOWER PROPERTIES COMPANY
                               CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                          (UNAUDITED)

                                                                      2000              1999
                                                                  ------------     ------------
REVENUES
   Rent                                                            $4,625,830       $4,366,214
   Rent, Related Party                                                419,513          450,971
   Management and Service Fees                                            145            3,713
   Management and Service Fees, Related Party                         224,646          252,906
   Real Estate Sales                                                       --               --
   Interest and Other Income                                          113,825          108,599
                                                                  ------------     ------------
            Total Revenues                                          5,383,959        5,182,403
                                                                  ------------     ------------
OPERATING EXPENSES
   Operating Expenses                                               1,017,654          907,554
   Maintenance and Repairs                                          1,129,145        1,560,998
   Depreciation and Amortization                                      994,620          999,313
   Taxes Other than Income                                            413,101          436,667
   General, Administrative and Other                                  314,055          279,002
                                                                  ------------     ------------
            Total Operating Expenses                                3,868,575        4,183,534

OTHER EXPENSE
   Interest (Including Related Party)                               1,046,476          906,656
                                                                  ------------     ------------
      Net Income Before Minority Interest and
         Provision for Income Taxes                                   468,908           92,213

   Minority Interest In Income of Subsidiary                               --           (3,173)
                                                                  ------------     ------------

      Income Before Provision for Income Taxes                        468,908           89,040
                                                                  ------------     ------------
PROVISION FOR INCOME TAXES
   Currently Payable                                                  183,655           35,954
                                                                  ------------     ------------

NET INCOME                                                         $  285,253       $   53,086
                                                                  ============     ============
Earnings Per Share:
   Basic                                                           $     1.59       $     0.29
                                                                  ============     ============
   Diluted                                                         $     1.59       $     0.29
                                                                  ============     ============
Weighted Average Common Shares Outstanding:
   Basic                                                              179,135          182,869
                                                                  ============     ============
   Diluted                                                            179,135          182,869
                                                                  ============     ============

         The accompanying notes are an integral part of these consolidated statements.

                                    TOWER PROPERTIES COMPANY
                              CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                          (UNAUDITED)

                                                                      2000              1999
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                     $   855,549       $   178,222
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                                 2,279,581         2,134,885
       Amortization of Leasehold Improvements                         925,427           869,175
       Gain on Real Estate Sales                                           --           (24,951)
       Net Change in Minority Interest                                     --          (178,705)
       Treasury Shares Issued to Directors                              7,536             9,954
     Change in Assets and Liabilities, Net:
       Receivables                                                    388,862          (379,108)
       Prepaid Expenses and Other Assets                              (13,688)         (216,260)
       Accounts Payable and Other Liabilities                         262,811          (770,251)
       Income Taxes Payable                                           112,836            61,405
                                                                 -------------     -------------
Net Cash Provided by Operating Activities                           4,818,914         1,684,366
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Construction in Progress                            (2,340,171)       (5,818,467)
   Proceeds from Sale of Land                                              --            59,870
   Additions to Real Estate Held for Sale, Net                             --              (655)
   Additions to Equipment & Furniture, Net                           (383,710)         (319,418)
   Additions to Rental Income Property, Net                          (140,682)         (331,623)
   Additions to Leasehold Improvements, Net                          (109,191)         (292,861)
                                                                 -------------     -------------
Net Cash Used In Investing Activities                              (2,973,754)       (6,703,154)
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                 (1,321,915)       (1,133,566)
   Proceeds from Long Term Borrowings                                      --         7,000,000
   Change in Short Term Borrowings, Net                                34,970        (1,145,000)
   Sale of Treasury Stock                                                  --           312,000
   Purchase of Treasury Stock                                        (603,293)          (44,180)
                                                                 -------------     -------------
Net Cash Provided by (Used in) Financing Activities                (1,890,238)        4,989,254
                                                                 -------------     -------------

NET DECREASE IN CASH                                                  (45,078)          (29,534)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        145,362           147,928
                                                                 -------------     -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   100,284       $   118,394
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

3. Interest of $69,958 and $158,296 was capitalized during the first nine months of 2000 and 1999, respectively.

4. Interest paid during the first nine months of 2000 and 1999 for long-term mortgages amounted to $2,769,462 and $2,686,960, respectively. Interest paid to related party was $268,487 and $78,436 for the first nine months of 2000 and 1999, respectively. Income taxes paid during the first nine months of 2000 and 1999 amounted to $435,435 and $57,423, respectively.

5. Certain prior quarter amounts have been reclassified to conform to the 2000 presentation.

6. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain of $3,276,544 net of tax effects of $1,277,852 is reflected as a separate component of equity. There was an increase in the net unrealized holding gain for the nine months from January 1, 2000 to September 30, 2000, of $201,521, net of deferred taxes, and an increase in the net unrealized holding gain of $484,509, net of deferred taxes, for the three months from June 30, 2000 to September 30, 2000.

7.    COMMITMENTS AND CONTINGENCIES:

      Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company. During the first nine months of 2000, the Company made modifications to certain properties at a cost of approximately $9,900.

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

      The Company has outstanding construction commitments of $2,645,000 as of September 30, 2000 for structural repairs to the 811 Main garage. There has been $1,335,000 paid through September 30, 2000, which is included in construction in progress, related to the structural repairs. The Company also has an extraordinary repair project at Phase II of the New Mark apartment complex due to sudden termite damage. $126,000 has been expensed through September 30, 2000 for repair of the termite damage. The Company has agreed to the modernization of the elevators at the 811 Main Building for approximately $729,000 with a remaining obligation of $134,000 as of September 30, 2000. The project began in the fourth quarter of 1999 and will be completed in November, 2000.

      On Saturday July 22, 2000, the Company incurred fire damage at its Commerce Tower office building located at 911 Main Street in Kansas City, Missouri. Damage was primarily confined to an office suite on the 23rd floor. Minor water damage was incurred on the floors above and below. The Company is more than adequately insured. The cause of the fire was tenant mishandling of smoking devices. The Company did not incur any significant financial impact from this event.

8.    BUSINESS SEGMENTS

      The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

      Following is information for each segment as of and for the nine months ended September 30, 2000 and 1999:


                                                -----------------------------------------------------------------------
                                                                           SEPTEMBER 30, 2000
                                                -----------------------------------------------------------------------
                                                 COMMERCIAL                                  CORPORATE
                                                   OFFICE      APARTMENTS       PARKING      AND OTHER         TOTAL
                                                -----------    ----------     ----------     ---------      -----------
REVENUE FROM EXTERNAL CUSTOMERS                 $ 8,962,720     4,738,955      1,063,711      1,022,897      15,788,283

LAND SALES                                               --            --             --             --              --

INTEREST EXPENSE                                  1,291,625     1,191,986        232,049        456,678       3,172,338

DEPRECIATION AND AMORTIZATION                     1,785,973       903,469        269,805        245,761       3,205,008

SEGMENT INCOME (LOSS) BEFORE TAX                  1,350,149       289,534       (123,560)      (112,304)      1,403,820

CAPITAL EXPENDITURES BY SEGMENT                     203,380       362,416         55,544         14,863         636,203

IDENTIFIABLE SEGMENT ASSETS                      38,657,686    26,395,737     11,920,894     16,127,860      93,102,177

                                                -----------------------------------------------------------------------
                                                                           SEPTEMBER 30, 1999
                                                -----------------------------------------------------------------------
                                                 COMMERCIAL                                  CORPORATE
                                                   OFFICE      APARTMENTS       PARKING      AND OTHER         TOTAL
                                                -----------    ----------     ----------     ---------      -----------
REVENUE FROM EXTERNAL CUSTOMERS                 $ 9,375,684     4,451,512      1,162,562        460,139      15,449,897

LAND SALES                                               --            --             --         59,840          59,840

INTEREST EXPENSE                                  1,286,205     1,190,501             --        314,683       2,791,389

DEPRECIATION AND AMORTIZATION                     1,811,815       876,915         90,412        224,918       3,004,060

SEGMENT INCOME (LOSS) BEFORE TAX                  2,273,623    (1,134,956)      (365,776)      (468,197)        304,694

CAPITAL EXPENDITURES BY SEGMENT                     393,491       256,571        250,000         58,841         958,903

IDENTIFIABLE SEGMENT ASSETS                      37,013,316    26,650,586     12,269,515     12,693,335      88,626,752

Following is information for each segment as of and for the three months ended September 30, 2000 and 1999:


                                                -----------------------------------------------------------------------
                                                                           SEPTEMBER 30, 2000
                                                -----------------------------------------------------------------------
                                                 COMMERCIAL                                   CORPORATE
                                                   OFFICE      APARTMENTS       PARKING       AND OTHER        TOTAL
                                                -----------    ----------     ----------      ---------     -----------
REVENUE FROM EXTERNAL CUSTOMERS                  $3,002,744     1,645,507        329,723         405,985     5,383,959

LAND SALES                                               --            --             --              --            --

INTEREST EXPENSE                                    426,622       392,497         84,661         142,696     1,046,476

DEPRECIATION AND AMORTIZATION                       524,533       295,375         93,063          81,649       994,620

SEGMENT INCOME (LOSS) BEFORE TAX                    365,048       163,044       (145,343)         86,159       468,908

CAPITAL EXPENDITURES BY SEGMENT                     109,823       224,333         44,083           4,079       382,318

IDENTIFIABLE SEGMENT ASSETS                      38,657,686    26,395,737     11,920,894      16,127,860    93,102,177

                                                -----------------------------------------------------------------------
                                                                           SEPTEMBER 30, 1999
                                                -----------------------------------------------------------------------
                                                 COMMERCIAL                                   CORPORATE
                                                   OFFICE      APARTMENTS       PARKING       AND OTHER        TOTAL
                                                -----------    ----------     ----------      ---------     -----------
REVENUE FROM EXTERNAL CUSTOMERS                  $3,100,030     1,488,903        351,570         241,900     5,182,403

LAND SALES                                               --            --             --              --            --

INTEREST EXPENSE                                    441,944       389,275             --          75,437       906,656

DEPRECIATION AND AMORTIZATION                       603,693       292,305         29,008          74,307       999,313

SEGMENT INCOME (LOSS) BEFORE TAX                    637,563      (569,963)         3,003          21,610        92,213

CAPITAL EXPENDITURES BY SEGMENT                      55,107       142,954        250,000          16,890       464,951

IDENTIFIABLE SEGMENT ASSETS                      37,013,316    26,650,586     12,269,515      12,693,335    88,626,752

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

    The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the nine months ended September 30, 2000. In April, 1999 the Company secured a $7,000,000 twenty-year mortgage loan on the UMB Bank commercial office building from Business Men's Assurance at a fixed rate of 6.9%. The proceeds of this loan were used to pay off the line of credit and the balance invested in short-term money market accounts. In December, 1999, the Company secured a $1,045,000 eighteen-year mortgage loan for Phase IV of the New Mark apartments from Ohio National Life Insurance at a fixed rate of 7.78%. The proceeds were used to pay for the major repairs at the New Mark apartments and the construction of the Tower garage.

    Cash and cash equivalents on hand at September 30, 2000 totaled $100,284, a decrease of $45,078 from December 31, 1999. The decrease in cash and cash equivalents is due to changes in the level of capital expenditures and financing activities in the respective quarters, as well as an increase in cash flows from operating activities, primarily due to changes in accounts receivable and current liabilities. Cash from operations in 2000 has exceeded capital expenditures and substantially all of the remaining cash has been used to repay indebtedness. At September 30, 2000, available borrowings under the line of credit totaled $5,977,519. Management believes the Company's current cash position, available borrowings, and the properties' ability to provide operating cash flow should enable the Company to fund anticipated capital expenditures and service debt in 2000 and 2001.


                     NINE MONTHS ENDED SEPTEMBER 30, 2000
            COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS:

    Total revenue increased $338,386. The completion of the Tower Garage and Phase IV New Mark Apartments, an increase in occupancy at the New Mark Phase III and the Hillsborough apartment complexes, an increase in occupancy at the Barkley Place commercial office building, an increase in rent at the 9200 Cody warehouse/office facility and the pass through of an increase in real estate taxes as additional rent at the UMB Bank commercial office building offset by the loss of parking revenue due to the 1999 exchange of the 710 Main parking garage for the 700 Baltimore lot, the loss of revenue due to the structural repairs at the 811 Main garage and the decrease in occupancy at the Commerce Tower commercial office building primarily resulted in a $378,399 increase in rental income.

    Management and service fees decreased in 2000 primarily due to the decrease in rentable income in preparation of the Commerce Trust commercial office building renovation, the 1999 lease commission earned on a new lease at the Commerce Bank commercial office building, offset by the 2000 increase in construction fees earned.

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

    Interest expense, including related party from September 30, 1999 to September 30, 2000, increased due to the following factors: the mortgage loan on the UMB Bank commercial office building in April, 1999, the mortgage loan on New Mark Phase IV in December, 1999, the increase in the related party line of credit and a reduction in the capitalized interest on construction of $69,958 as compared to $158,296 in 1999.

                    THREE MONTHS ENDED SEPTEMBER 30, 2000
           COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1999

RESULTS OF OPERATIONS:

    The completion of the Tower Garage and Phase IV New Mark Apartments, an increase in occupancy at the New Mark Phase III and the Hillsborough apartment complexes, an increase in occupancy at the Barkley Place commercial office building, an increase in rent at the 9200 Cody warehouse/office facility and the pass through of an increase in real estate taxes as additional rent at the UMB Bank commercial office building offset by the loss of parking revenue due to the 1999 exchange of the 710 Main parking garage for the 700 Baltimore lot, the loss of revenue due to the structural repairs at the 811 Main garage and the decrease in occupancy at the Commerce Tower commercial office building primarily resulted in a $228,158 increase in rental income.

    Management and service fees decreased in 2000 primarily due to the decrease in rentable income in preparation of the Commerce Trust commercial office building renovation, the 1999 lease commission earned on a new lease at the Commerce Bank commercial office building, offset by the 2000 increase in construction fees earned.

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

    The Company has $4,140,081 of equity securities as of September 30, 2000. These investments are not hedged and are exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to fair value on the balance sheet at the end of each period. Management estimates that the value of its investments will generally move consistently with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the fair value of the Company's equity securities would have a $252,545 effect on comprehensive income.

    The Company has approximately $11,500,000 of variable rate debt as of September 30, 2000. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $70,150.

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

TOWER PROPERTIES COMPANY




/s/ Thomas R. Willard
Thomas R. Willard
President




/s/ Robert C. Harvey, III
Robert C. Harvey, III
Vice President and Chief Financial Officer




Date:  November 15, 2000