Form 10-Q/A
period 2000-06-30
TOWER PROPERTIES CO
filed 2001-03-28
CIK 98827

                                  FORM 10-Q (A)

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2000
                         -------------------------------

                         Commission File Number 0-18261
                            TOWER PROPERTIES COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Missouri                                          (43-1529759)
--------------------------                               ------------------
 (State of incorporation)                                (IRS tax number)

Suite 100, 911 Main Street,      Kansas City, Missouri        64105
---------------------------------------------------------------------------
(Address of principal executive offices)                     Zip Code

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
Yes   X            No
-----------------  ----------------

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
                           JUNE 30, 2000 AND DECEMBER 31, 1999

                                                      (UNAUDITED)
                                                       "RESTATED"
                                                         2000                 1999
                                                     -------------        -------------
ASSETS
Investment in Commercial Properties:
     Rental Property, Net                             $75,016,055          $76,109,334
     Tenant Leasehold Improvements, Net                 3,220,339            3,871,804
     Equipment and Furniture, Net                       3,856,806            4,068,565
     Construction in Progress                           1,589,451            1,266,623
                                                     -------------        -------------
        Commercial Properties, Net                     83,682,651           85,316,326

 Real Estate Held for Sale                                396,453              396,453

 Cash and Cash Equivalents                                 90,808              145,362
 Investments At Market (Related Party)                  3,345,804            3,809,718
 Receivables                                            2,178,433            2,555,254
 Prepaid Expenses and Other Assets                      1,148,125            1,200,207
                                                     -------------        -------------
           TOTAL ASSETS                               $90,842,274          $93,423,320
                                                     =============        =============

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Liabilities:
     Mortgage Notes                                   $46,694,549          $47,567,080
     Real Estate Bond Issue                             6,400,000            6,400,000
     Line of Credit (Related Party)                     3,866,000            5,065,030
     Accounts Payable and Other Liabilities             2,930,999            2,837,461
     Deferred Income Taxes                              2,225,669            2,406,595
     Income Taxes Payable                                 111,545                   --
                                                     -------------        -------------
           Total Liabilities                           62,228,762           64,276,166

 Commitments and Contingencies

 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                       --                   --

 Stockholders' Investment:
   Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         183,430 Shares                                   183,430              183,430
   Paid-In Capital                                     18,460,986           18,460,693
   Retained Earnings                                    9,102,361            8,760,535
   Other Comprehensive Income                           1,514,183            1,797,170
                                                     -------------        -------------
                                                       29,260,960           29,201,828
    Less Treasury Stock, At Cost (4,291 and
       516 shares in 2000 and 1999, respectively)        (647,448)             (54,674)
                                                     -------------        -------------
     Total Stockholders' Investment                    28,613,512           29,147,154
                                                     -------------        -------------
 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT       $90,842,274          $93,423,320
                                                     =============        =============

The accompanying notes are an integral part of these consolidated financial statements.

                                  TOWER PROPERTIES COMPANY
                             CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                       (UNAUDITED)
                                                          2000
                                                       "Restated"              1999
                                                      ------------         ------------
REVENUES
  Rent                                                 $9,006,048           $8,905,845
  Rent, Related Party                                     846,063              796,025
  Management and Service Fees                               3,098               15,648
  Management and Services Fees, Related Party             305,368              296,537
  Real Estate Sales                                            --               59,840
  Interest and Other Income                               243,747              193,599
                                                      ------------         ------------
          Total Revenues                               10,404,324           10,267,494
                                                      ------------         ------------

OPERATING EXPENSES
  Operating Expenses                                    1,797,344            1,640,111
  Maintenance and Repairs                               2,315,157            3,118,031
  Depreciation and Amortization                         2,242,536            2,004,747
  Taxes Other than Income                                 826,204              846,027
  General, Administrative and Other                       536,850              561,364
                                                      ------------         ------------
        Total Operating Expenses                        7,718,091            8,170,280

OTHER EXPENSE
  Interest (Including Related Party)                    2,125,862            1,884,733

      Income Before Minority Interest and
       Provision for Income Taxes                         560,371              212,481


  Minority Interest In Income of Subsidiary                    --               (4,470)
                                                      ------------         ------------
      Income Before Provision for Income Taxes            560,371              208,011
                                                      ------------         ------------

PROVISION FOR INCOME TAXES
  Currently Payable                                       218,545               82,875
                                                      ------------         ------------

NET INCOME                                             $  341,826           $  125,136
                                                      ============         ============
Earnings Per Share:
  Basic                                                $     1.87           $     0.69
                                                      ============         ============
  Diluted                                              $     1.87           $     0.69
                                                      ============         ============
Weighted Average Common Shares Outstanding:
  Basic                                                   182,061              182,631
                                                      ============         ============
  Diluted                                                 182,061              182,633
                                                      ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

                                 TOWER PROPERTIES COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                       (UNAUDITED)
                                                           2000
                                                        "Restated"              1999
                                                        ----------            --------
NET INCOME                                               $341,826             $125,136

Unrealized holding losses on marketable
equity securities arising during the period              (463,914)            (240,996)

Deferred Income tax benefit                               180,926               93,988
                                                        ----------           ----------
Comprehensive income (loss)                              $ 58,839             $(21,872)
                                                        ==========           ==========

The accompanying notes are an integral part of these consolidated financial statements.


                               TOWER PROPERTIES COMPANY
                           CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                      (UNAUDITED)
                                                          2000
                                                       "RESTATED"              1999
                                                        ----------            --------
REVENUES
  Rent                                                 $4,528,166           $4,503,272
  Rent, Related Party                                     423,918              409,296
  Management and Service Fees                               2,903              (14,643)
  Management and Service Fees, Related Party              188,458              203,550
  Real Estate Sales                                            --               59,840
  Interest and Other Income                                87,999               97,933
                                                      ------------         ------------
          Total Revenues                                5,231,444            5,259,248
                                                      ------------         ------------
OPERATING EXPENSES
  Operating Expenses                                      859,598              811,381
  Maintenance and Repairs                               1,397,528            1,743,773
  Depreciation and Amortization                         1,119,411            1,001,007
  Taxes Other than Income                                 413,102              423,036
  General, Administrative and Other                       278,901              302,832
                                                      ------------         ------------
        Total Operating Expenses                        4,068,540            4,282,029

OTHER EXPENSE
  Interest (Including Related Party)                    1,046,912              954,379
      Net Income Before Minority Interest and
      Provision for Income Taxes                          115,992               22,840
  Minority Interest In Income of Subsidiary                    --               (1,210)
                                                      ------------         ------------
      Income Before Provision for Income Taxes            115,992               21,630
                                                      ------------         ------------

PROVISION FOR INCOME TAXES
  Currently Payable                                        45,238                8,917
                                                      ------------         ------------
NET INCOME                                             $   70,754           $   12,713
                                                      ============         ============
Earnings Per Share:
  Basic                                                $     0.39           $     0.07
                                                      ============         ============
  Diluted                                              $     0.39           $     0.07
                                                      ============         ============
Weighted Average Common Shares Outstanding:
  Basic                                                   181,287              182,967
                                                      ============         ============
  Diluted                                                 181,287              182,967
                                                      ============         ============

    The accompanying notes are an integral part of these consolidated statements.

                              TOWER PROPERTIES COMPANY
                       CONSOLIDATED STATEMENTS OF CASH FLOW
             FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                    (UNAUDITED)
                                                          2000
                                                       "RESTATED"              1999
                                                     -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                         $   341,826          $   125,136
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                     1,540,596            1,425,297
       Amortization                                       701,940              579,450
       Gain on Real Estate Sales                               --              (24,951)
       Net Change in Minority Interest                         --                4,470
       Treasury Shares Issued to Directors                  7,536                9,954
     Change in Assets and Liabilities, Net:
       Receivables                                        376,821             (394,265)
       Prepaid Expenses and Other Assets                   19,936               55,094
       Accounts Payable and Other Liabilities              93,538             (899,844)
       Income Taxes Payable                               111,545               25,466
                                                     -------------        -------------
Net Cash Provided by Operating Activities               3,193,738              905,807
                                                     -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Construction in Progress                  (322,828)          (2,974,553)
   Proceeds from Sale of Land                                  --               59,870
   Additions to Real Estate Held for Sale, Net                 --                 (655)
   Additions to Equipment & Furniture, Net               (229,355)            (226,171)
   Additions to Rental Income Property, Net                (6,203)             (23,034)
   Additions to Leasehold Improvements, Net               (18,327)            (244,747)
                                                     -------------        -------------
Net Cash Provided by Investing Activities                (576,713)          (3,409,290)
                                                     -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                       (872,531)            (754,192)
   Proceeds from Long Term Borrowings                          --            7,000,000
   Change in Short Term Borrowings, Net                (1,199,030)          (2,045,000)
   Sale of Treasury Stock                                      --              312,000
   Purchase of Treasury Stock                            (600,017)             (43,864)
                                                     -------------        -------------
Net Cash Provided by (Used in) Financing Activities    (2,671,578)           4,468,944
                                                     -------------        -------------
NET INCREASE (DECREASE) IN CASH                           (54,554)           1,965,461

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            145,362              147,928
                                                     -------------        -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD              $    90,808          $ 2,113,389
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

      The Company has outstanding construction commitments of $2,645,000 as of June 30, 2000 for repairs to the 811 Main garage. There has been $375,000 paid through June 30, 2000, which is included in maintenance and repairs. The Company also has an extraordinary repair project at Phase II of the New Mark apartment complex due to sudden termite damage with remaining estimated expense of $56,000. $116,000 has been expensed through June 30, 2000 for repair of the termite damage. The Company has agreed to the modernization of the elevators at the 811 Main Building for approximately $729,000 with a remaining obligation of $142,000 as of June 30, 2000. The project began in the fourth quarter of 1999 and will be completed in the third quarter of 2000.

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

8. The Company has filed this amended Form 10-Q to correct accounting errors related to an extensive repair project at the 811 Main garage. In its previously filed Form 10-Q, expenditures aggregating $374,541 for the six and three months ended June 30, 2000 were recorded as construction in progress. However, it was subsequently determined that such amounts should have been recorded as maintenance and repairs expense. As a result, the accompanying financial statements for the six and three months ended June 30, 2000 have been revised as set forth below:

                                         Six months Ended June 30, 2000
                                         ------------------------------
                                   As Previously Reported       As Adjusted
                                   ----------------------       -----------
Maintenance and Repairs Expense                $1,940,616        $2,315,157

Income Before Provision for Income Taxes         $934,912          $560,371

Net Income                                       $570,296          $341,826

Earnings Per Share                                  $3.13             $1.87

Retained Earnings                              $9,330,831        $9,102,361

                                       Three months Ended June 30, 2000
                                       --------------------------------
                                   As Previously Reported       As Adjusted
                                   ----------------------       -----------
Maintenance and Repairs Expense                $1,022,987        $1,397,528

Income Before Provision for Income Taxes         $490,533          $115,992

Net Income                                       $299,224           $70,754

Earnings Per Share                                  $1.65             $0.39

Retained Earnings                              $9,330,831        $9,102,361

9.  BUSINESS SEGMENTS

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

      Following is information for each segment as of and for the six months ended June 30, 2000 and 1999:

                                              -----------------------------------------------------------------------
                                                                           June 30, 2000
                                              -----------------------------------------------------------------------
                                              COMMERCIAL                      PARKING       CORPORATE
                                                OFFICE       APARTMENTS      "RESTATED"     AND OTHER        TOTAL
                                              -----------    -----------     ----------     ----------     ----------
REVENUE FROM EXTERNAL CUSTOMERS               $ 5,959,976      3,093,448        733,988        616,912     10,404,324

LAND SALES                                             --             --             --             --             --

INTEREST EXPENSE                                  865,003        799,489        147,388        313,982      2,125,862

DEPRECIATION AND AMORTIZATION                   1,272,720        620,250        181,189        168,377       2,242,53

SEGMENT INCOME (LOSS) BEFORE TAX                  985,101        126,490       (352,757)      (198,463)       560,371

CAPITAL EXPENDITURES BY SEGMENT                    93,557        138,083         11,461         10,784        253,885

IDENTIFIABLE SEGMENT ASSETS                    38,810,844     26,433,037     11,591,738     14,006,655      90,842,27


                                              -----------------------------------------------------------------------
                                                                           June 30, 1999
                                              -----------------------------------------------------------------------
                                              COMMERCIAL                                    CORPORATE
                                                OFFICE       APARTMENTS       PARKING       AND OTHER        TOTAL
                                              -----------    -----------     ----------     ----------     ----------
REVENUE FROM EXTERNAL CUSTOMERS               $ 6,275,654      2,962,609        810,992        218,239     10,267,494

LAND SALES                                             --             --             --         59,840         59,840

INTEREST EXPENSE                                  844,261        801,226             --        239,245      1,884,733

DEPRECIATION AND AMORTIZATION                   1,208,122        584,610         61,404        150,611      2,004,747

SEGMENT INCOME (LOSS) BEFORE TAX                1,636,060       (564,993)      (368,779)      (489,806)       212,481

CAPITAL EXPENDITURES BY SEGMENT                   338,384        113,617             --         41,951        493,952

IDENTIFIABLE SEGMENT ASSETS                    36,545,842     25,781,951      5,619,859     20,645,504     88,593,156


      Following is information for each segment as of and for the three months ended June 30, 2000 and 1999:

                                              -----------------------------------------------------------------------
                                                                           June 30, 2000
                                              -----------------------------------------------------------------------
                                              COMMERCIAL                      PARKING       CORPORATE
                                                OFFICE       APARTMENTS      "RESTATED"     AND OTHER        TOTAL
                                              -----------    -----------     ----------     ----------     ----------
REVENUE FROM EXTERNAL CUSTOMERS               $ 2,959,313     1,567,148         393,511        311,472      5,231,444

LAND SALES                                             --            --             --              --             --

INTEREST EXPENSE                                  430,568       397,739          72,355        146,251      1,046,912

DEPRECIATION AND AMORTIZATION                     636,360       310,125          88,785         84,141      1,119,411

SEGMENT INCOME (LOSS) BEFORE TAX                  449,219        82,432        (334,126)       (81,533)       115,992

CAPITAL EXPENDITURES BY SEGMENT                    87,786        83,807             448          6,560        178,601

IDENTIFIABLE SEGMENT ASSETS                    38,810,844    26,433,037      11,591,738     14,006,655     90,842,274

                                              -----------------------------------------------------------------------
                                                                           June 30, 1999
                                              -----------------------------------------------------------------------
                                              COMMERCIAL                                    CORPORATE
                                                OFFICE       APARTMENTS       PARKING       AND OTHER        TOTAL
                                              -----------    -----------     ----------     ----------     ----------
REVENUE FROM EXTERNAL CUSTOMERS               $ 3,402,073      1,494,209       412,032        (49,066)      5,259,248

LAND SALES                                             --             --            --         59,840          59,840

INTEREST EXPENSE                                  488,316        400,911            --         65,151         954,379

DEPRECIATION AND AMORTIZATION                     603,693        292,305        30,702         74,307       1,001,007

SEGMENT INCOME (LOSS) BEFORE TAX                1,010,681       (389,553)     (259,228)      (339,059)         22,840

CAPITAL EXPENDITURES BY SEGMENT                   170,712         71,375            --         20,985         263,072

IDENTIFIABLE SEGMENT ASSETS                    36,545,842     25,781,951     5,619,859     20,645,504      88,593,156

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

      The change in operating expenses and general, administrative and other are a direct result of the completion of the New Mark Phase IV apartments, the completion of the Tower Garage and the contract management fee of our parking facilities. Salaries and employee benefits, which are included in operating expenses, have increased primarily due to the leasing commission earned on the leasing of the non-company warehouse and the salaries of the contracted parking management. Maintenance and repairs increased primarily due to the 811 Main garage repairs, the completion of the New Mark Phase IV and the Tower Garage, offset by the 1999 termite repair at New Mark Phase I & II and the 1999 repairs of the 710 Main parking facility.

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

      The change in operating expenses and general, administrative and other are a direct result of the completion of the New Mark Phase IV apartments, the completion of the Tower Garage and the contract management fee of our parking facilities. Salaries and employee benefits, which are included in operating expenses, have increased primarily due to the leasing commission earned on the leasing of the non-company warehouse and the salaries of the contracted parking management. Maintenance and repairs increased primarily due to the 811 Main garage repairs, the completion of the New Mark Phase IV and the Tower garage, offset by the1999 termite repair at New Mark Phase I & II and the 1999 repairs of the 710 Main parking facility.

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

TOWER PROPERTIES COMPANY




/s/ Thomas R. Willard
-------------------------
Thomas R. Willard
President




/s/ Robert C. Harvey, III
-------------------------
Robert C. Harvey, III
Vice President and Chief Financial Officer




Date:  March 28, 2001