Form 10-Q/A
period 2000-09-30
TOWER PROPERTIES CO
filed 2001-03-28
CIK 98827

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

                         Commission File Number 0-18261
                            TOWER PROPERTIES COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)



             Missouri                                          (43-1529759)
----------------------------------                          ------------------
     (State of incorporation)                                (IRS tax number)

   Suite 100, 911 Main Street,            Kansas City, Missouri   64105
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
  Yes   X                    No
---------------------------  ------------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                         179,118 shares of common stock
                         ------------------------------
                 $1.00 par value per share, at October 15, 2000

                                TOWER PROPERTIES COMPANY
                               CONSOLIDATED BALANCE SHEETS
                        SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                                        (UNAUDITED)
                                                            2000
                                                         "RESTATED"                  1999
                                                        -------------           -------------
 ASSETS
 Investment in Commercial Properties:
     Rental Property, Net                                $74,655,089             $76,109,334
     Tenant Leasehold Improvements, Net                    3,055,568               3,871,804
     Equipment and Furniture, Net                          3,767,621               4,068,565
     Construction in Progress                              2,247,401               1,266,623
                                                        -------------           -------------
        Commercial Properties, Net                        83,725,679              85,316,326

 Real Estate Held for Sale                                   396,453                 396,453

 Cash and Cash Equivalents                                   100,284                 145,362
 Investments At Market (Related Party)                     4,140,081               3,809,718
 Receivables                                               2,166,392               2,555,254
 Prepaid Expenses and Other Assets                         1,213,895               1,200,207
                                                        -------------           -------------

           TOTAL ASSETS                                  $91,742,784             $93,423,320
                                                        =============           =============

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Liabilities:
     Mortgage Notes                                      $46,245,165             $47,567,080
     Real Estate Bond Issue                                6,400,000               6,400,000
     Line of Credit (Related Party)                        5,100,000               5,065,030
     Accounts Payable and Other Liabilities                3,100,271               2,837,461
     Deferred Income Taxes                                 2,535,437               2,406,595
     Income Taxes Payable                                   (417,327)                     --
                                                        -------------           -------------

           Total Liabilities                              62,963,546              64,276,166

 Commitments and Contingencies

 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                          --                      --

 Stockholders' Investment:
    Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         183,430 Shares                                      183,430                 183,430
   Paid-In Capital                                        18,460,986              18,460,693
   Retained Earnings                                       8,786,854               8,760,535
   Other Comprehensive Income                              1,998,692               1,797,170
                                                        -------------           -------------
                                                          29,429,962              29,201,828
   Less Treasury Stock, At Cost (4,312 and
       516 shares in 2000 and 1999, respectively)           (650,724)                (54,674)
                                                        -------------           -------------
     Total Stockholders' Investment                       28,779,238              29,147,154
                                                        -------------           -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT          $91,742,784             $93,423,320
                                                        =============           =============

   The accompanying notes are an integral part of these consolidated financial statements.










                                  TOWER PROPERTIES COMPANY
                              CONSOLIDATED STATEMENTS OF INCOME
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                        (UNAUDITED)
                                                         2000
                                                      "Restated"                 1999
                                                     -------------           -------------
REVENUES
  Rent                                                $13,631,878             $13,272,059
  Rent, Related Party                                   1,265,576               1,246,996
  Management and Service Fees                               3,242                  19,361
  Management and Services Fees, Related Party             530,014                 549,443
  Real Estate Sales                                         --                     59,840
  Interest and Other Income                               357,573                 302,198
                                                     -------------           -------------
          Total Revenues                               15,788,283              15,449,897
                                                     -------------           -------------

OPERATING EXPENSES
  Operating Expenses                                    2,814,998               2,547,665
  Maintenance and Repairs                               4,429,154               4,679,029
  Depreciation and Amortization                         3,253,549               3,004,060
  Taxes Other than Income                               1,239,305               1,282,694
  General, Administrative and Other                       834,512                 840,366
                                                     -------------           -------------
        Total Operating Expenses                       12,571,518              12,353,814

OTHER EXPENSE
  Interest (Including Related Party)                    3,172,338               2,791,389
                                                     -------------           -------------

      Income Before Minority Interest and
       Provision for Income Taxes                          44,427                 304,694

  Minority Interest In Income of Subsidiary                 --                     (7,643)
                                                     -------------           -------------

      Income Before Provision for Income Taxes             44,427                 297,051
                                                     -------------           -------------

PROVISION FOR INCOME TAXES
  Currently Payable                                        18,107                 118,829
                                                     -------------           -------------

NET INCOME                                            $    26,319             $   178,222
                                                     =============           =============

Earnings Per Share:
  Basic                                               $      0.15             $      0.98
                                                     =============           =============
  Diluted                                             $      0.15             $      0.98
                                                     =============           =============
Weighted Average Common Shares Outstanding:
  Basic                                                   181,079                 182,711
                                                     =============           =============
  Diluted                                                 181,079                 182,712
                                                     =============           =============

  The accompanying notes are an integral part of these consolidated financial statements.





                                 TOWER PROPERTIES COMPANY
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                        (UNAUDITED)
                                                           2000
                                                        "Restated"                 1999
                                                       -----------             -----------

 NET INCOME                                             $  26,319               $ 178,222

 Unrealized holding gain (loss) on marketable
 equity securities arising during the period              330,363                (763,152)

 Deferred Income tax benefit                             (128,842)                297,629
                                                       -----------             -----------

 Comprehensive income (loss)                            $ 227,841               $(287,301)
                                                       ===========             ===========

 The accompanying notes are an integral part of these consolidated financial statements.






                                     TOWER PROPERTIES COMPANY
                                 CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                            (UNAUDITED)

                                                                   2000
                                                                "RESTATED"                 1999
                                                               ------------            ------------
REVENUES
  Rent                                                          $4,625,830              $4,366,214
  Rent, Related Party                                              419,513                 450,971
  Management and Service Fees                                          145                   3,713
  Management and Service Fees, Related Party                       224,646                 252,906
  Real Estate Sales                                                     --                      --
  Interest and Other Income                                        113,825                 108,599
                                                               ------------            ------------
          Total Revenues                                         5,383,959               5,182,403
                                                               ------------            ------------

OPERATING EXPENSES
  Operating Expenses                                             1,017,654                 907,554
  Maintenance and Repairs                                        2,113,997               1,560,998
  Depreciation and Amortization                                  1,011,013                 999,313
  Taxes Other than Income                                          413,101                 436,667
  General, Administrative and Other                                297,662                 279,002
                                                               ------------            ------------
        Total Operating Expenses                                 4,853,427               4,183,534

OTHER EXPENSE
  Interest (Including Related Party)                             1,046,476                 906,656
                                                               ------------            ------------

      Net Income (Loss) Before Minority Interest and
       Provision for Income Taxes                                 (515,944)                 92,213

  Minority Interest In Income of Subsidiary                             --                  (3,173)
                                                               ------------            ------------

      Income (Loss) Before Provision for Income Taxes             (515,944)                 89,040
                                                               ------------            ------------

PROVISION FOR INCOME TAXES
  Currently Payable                                               (200,438)                 35,954
                                                               ------------            ------------

NET INCOME                                                      $ (315,507)             $   53,086
                                                               ============            ============

Earnings Per Share:
  Basic                                                         $    (1.76)             $     0.29
                                                               ============            ============
  Diluted                                                       $    (1.76)             $     0.29
                                                               ============            ============

Weighted Average Common Shares Outstanding:
  Basic                                                            179,135                 182,869
                                                               ============            ============
  Diluted                                                          179,135                 182,869
                                                               ============            ============

            The accompanying notes are an integral part of these consolidated statements.




                                      TOWER PROPERTIES COMPANY
                                CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                             (UNAUDITED)

                                                                      2000
                                                                   "Restated"                 1999
                                                                 -------------           -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                     $    26,319             $   178,222
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                                 2,279,581               2,134,885
       Amortization                                                   973,968                 869,175
       Gain on Real Estate Sales                                           --                 (24,951)
       Net Change in Minority Interest                                     --                (178,705)
       Treasury Shares Issued to Directors                              7,536                   9,954
     Change in Assets and Liabilities, Net:
       Receivables                                                    388,862                (379,108)
       Prepaid Expenses and Other Assets                              (62,229)               (216,260)
       Accounts Payable and Other Liabilities                         262,811                (770,251)
       Income Taxes Payable                                          (417,327)                 61,405
                                                                 -------------           -------------
 Net Cash Provided by Operating Activities                          3,459,521               1,684,366
                                                                 -------------           -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Increase in Construction in Progress                              (980,778)             (5,818,467)
   Proceeds from Sale of Land                                              --                  59,870
   Additions to Real Estate Held for Sale, Net                             --                    (655)
   Additions to Equipment & Furniture, Net                           (383,710)               (319,418)
   Additions to Rental Income Property, Net                          (140,682)               (331,623)
   Additions to Leasehold Improvements, Net                          (109,191)               (292,861)
                                                                 -------------           -------------
 Net Cash Used In Investing Activities                             (1,614,361)             (6,703,154)
                                                                 -------------           -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgages                                 (1,321,915)             (1,133,566)
   Proceeds from Long Term Borrowings                                      --               7,000,000
   Change in Short Term Borrowings, Net                                34,970              (1,145,000)
   Sale of Treasury Stock                                                  --                 312,000
   Purchase of Treasury Stock                                        (603,293)                (44,180)
                                                                 -------------           -------------
 Net Cash Provided by (Used in) Financing Activities               (1,890,238)              4,989,254
                                                                 -------------           -------------

 NET DECREASE IN CASH                                                 (45,078)                (29,534)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       145,362                 147,928
                                                                 -------------           -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   100,284             $   118,394
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

      The Company has outstanding construction commitments of $2,645,000 as of September 30, 2000 for structural repairs to the 811 Main garage. There has been $1,359,000 paid through September 30, 2000, which is included in maintenance and repairs. The Company also has an extraordinary repair project at Phase II of the New Mark apartment complex due to sudden termite damage. $126,000 has been expensed through September 30, 2000 for repair of the termite damage. The Company has agreed to the modernization of the elevators at the 811 Main Building for approximately $729,000 with a remaining obligation of $134,000 as of September 30, 2000. The project began in the fourth quarter of 1999 and will be completed in November, 2000.

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

8. The Company has filed this amended Form 10-Q to correct accounting errors related to an extensive repair project at the 811 Main garage. In its previously filed Form 10-Q, expenditures aggregating $1,359,393 for the nine months ended September 30, 2000 ($984,852 for the three months ended September 30, 2000) were recorded as construction in progress. However, it was subsequently determined that such amounts should have been recorded as maintenance and repairs expense. As a result, the accompanying financial statements for the nine and three months ended September 30, 2000 have been revised as set forth below:


                                            Nine months Ended September 30, 2000
                                            ------------------------------------
                                       As Previously Reported            As Adjusted
                                       ----------------------            -----------
Maintenance and Repairs Expense                    $3,069,761             $4,429,154

Income Before Provision for Income Taxes           $1,403,820                $44,427

Net Income                                           $855,549                $26,319

Earnings Per Share                                      $4.72                  $0.15

Retained Earnings                                  $9,616,084             $8,786,854



                                           Three months Ended September 30, 2000
                                           -------------------------------------
                                       As Previously Reported            As Adjusted
                                       ----------------------            -----------
Maintenance and Repairs Expense                    $1,129,145             $2,113,997

Income (Loss) Before Provision for Income Taxes      $468,908              $(515,944)

Net Income (Loss)                                    $285,253              $(315,507)

Earnings Per Share                                      $1.59                 $(1.76)

Retained Earnings                                  $9,616,084             $8,786,854


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

      Following is information for each segment as of and for the nine months ended September 30, 2000 and 1999:

                                   ------------------------------------------------------------------------------
                                                               September 30, 2000
                                   ------------------------------------------------------------------------------
                                    COMMERCIAL                       PARKING        CORPORATE
                                      OFFICE        APARTMENTS     "RESTATED"       AND OTHER           TOTAL
                                   -------------    ------------  ------------    ------------       ------------
REVENUE FROM EXTERNAL CUSTOMERS     $ 8,962,720       4,738,955     1,063,711       1,022,897         15,788,283

LAND SALES                                   --              --            --              --                 --

INTEREST EXPENSE                      1,291,625       1,191,986       232,049         456,678          3,172,338

DEPRECIATION AND AMORTIZATION         1,802,900         922,005       276,534         252,110          3,253,549

SEGMENT INCOME (LOSS) BEFORE TAX      1,350,149         289,534    (1,482,953)       (112,304)            44,427

CAPITAL EXPENDITURES BY SEGMENT         203,380         362,416        55,544          14,863            636,203

IDENTIFIABLE SEGMENT ASSETS          38,657,686      26,395,737    10,561,501      16,127,860         91,742,784




                                   ------------------------------------------------------------------------------
                                                               September 30, 1999
                                   ------------------------------------------------------------------------------
                                    COMMERCIAL                                      CORPORATE
                                      OFFICE        APARTMENTS       PARKING        AND OTHER           TOTAL
                                   -------------    ------------  ------------    ------------       ------------
REVENUE FROM EXTERNAL CUSTOMERS     $ 9,375,684       4,451,512     1,162,562         460,139         15,449,897

LAND SALES                                   --              --            --          59,840             59,840

INTEREST EXPENSE                      1,286,205       1,190,501            --         314,683          2,791,389

DEPRECIATION AND AMORTIZATION         1,811,815         876,915        90,412         224,918          3,004,060

SEGMENT INCOME (LOSS) BEFORE TAX      2,273,623      (1,134,956)     (365,776)       (468,197)           304,694

CAPITAL EXPENDITURES BY SEGMENT         393,491         256,571       250,000          58,841            958,903

IDENTIFIABLE SEGMENT ASSETS          37,013,316      26,650,586    12,269,515      12,693,335         88,626,752






      Following is information for each segment as of and for the three months ended September 30, 2000 and 1999:


                                   ------------------------------------------------------------------------------
                                                               September 30, 2000
                                   ------------------------------------------------------------------------------
                                    COMMERCIAL                       PARKING        CORPORATE
                                      OFFICE        APARTMENTS     "RESTATED"       AND OTHER           TOTAL
                                   -------------    ------------  ------------    ------------       ------------
REVENUE FROM EXTERNAL CUSTOMERS     $ 3,002,744       1,645,507       329,723         405,985          5,383,959

LAND SALES                                   --              --            --              --                 --

INTEREST EXPENSE                        426,622         392,496        84,660         142,696          1,046,476

DEPRECIATION AND AMORTIZATION           530,180         301,755        95,345          83,733          1,011,013

SEGMENT INCOME (LOSS) BEFORE TAX        365,048         163,044    (1,130,196)         86,159           (515,944)

CAPITAL EXPENDITURES BY SEGMENT         109,823         224,333        44,083           4,079            382,318

IDENTIFIABLE SEGMENT ASSETS          38,657,686      26,395,737    10,561,501      16,127,860         91,742,784





                                   ------------------------------------------------------------------------------
                                                               September 30, 1999
                                   ------------------------------------------------------------------------------
                                    COMMERCIAL                                      CORPORATE
                                      OFFICE        APARTMENTS       PARKING        AND OTHER           TOTAL
                                   -------------    ------------  ------------    ------------       ------------
REVENUE FROM EXTERNAL CUSTOMERS     $ 3,100,030       1,488,903       351,570         241,900          5,182,403

LAND SALES                                   --              --            --              --                 --

INTEREST EXPENSE                        441,944         389,275            --          75,437            906,656

DEPRECIATION AND AMORTIZATION           603,693         292,305        29,008          74,307            999,313

SEGMENT INCOME (LOSS) BEFORE TAX        637,563        (569,963)        3,003          21,610             92,213

CAPITAL EXPENDITURES BY SEGMENT          55,107         142,954       250,000          16,890            464,951

IDENTIFIABLE SEGMENT ASSETS          37,013,316      26,650,586    12,269,515      12,693,335         88,626,752


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

      The change in operating expenses and general, administrative and other are a direct result of the completion of the New Mark Phase IV apartments, the completion of the Tower Garage and the contract management fee of our parking facilities. Salaries and employee benefits, which are included in operating expenses, have increased primarily due to the leasing commission earned on the leasing of the non-company warehouse and the salaries of the contracted parking management. Maintenance and repairs increased primarily due to 811 Main garage repairs, the completion of the New Mark Phase IV and the Tower Garage, offset by the 1999 termite repair at New Mark Phase I & II and the 1999 repairs of the 710 Main parking facility.

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