Form 10-K
period 2000-12-31
TOWER PROPERTIES CO
filed 2001-03-30
CIK 98827

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2000  Commission file number  0-18261
                          -------------------                        ---------

                           Tower Properties Company
------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Missouri                                     43-1529759
------------------------------------------------       -----------------------
STATE OR OTHER JURISDICTION OF INCORPORATION OR              (IRS EMPLOYER
ORGANIZATION                                              IDENTIFICATION NO.)

  911 Main Street, Kansas City, Missouri                         64105
------------------------------------------------       -----------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

Registrant's telephone number, including area code        (816) 421-8255
                                                    --------------------------

Securities registered pursuant to Section 12(b) of the Act:
                                                NAME OF EACH EXCHANGE ON
       TITLE OF EACH  CLASS                         WHICH REGISTERED
       --------------------                     ------------------------

-----------------------------------       ------------------------------------

-----------------------------------       ------------------------------------

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

                       $28,069,392 at February 20, 2001
------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                  $1 Par Value Common Stock - 179,932 Shares
------------------------------------------------------------------------------

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

Portions of Annual Report to Stockholders for the year ended Dec. 31, 2000,
---------------------------------------------------------------------------
are incorporated by reference in Parts I, II and IV.  Portions of the Annual
----------------------------------------------------------------------------
Proxy Statement are incorporated by reference into Part III.
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
                           -----------------------



                           TOWER PROPERTIES COMPANY
                           ------------------------



                                  FORM 10-K
                                  ---------



                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                ---------------------------------------------
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    --------------------------------------



                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                 -------------------------------------------


                               CROSS-REFERENCE SHEET
                               ---------------------

Part II
-------

Item 6 -    Selected Financial Data                2000 Annual Report to Stockholders,
                                                   Page 29.

Item 7 -    Management's Discussion and            2000 Annual Report to Stockholders,
            Analysis of Financial Condition        Pages 24 through 28.
            and Results of Operations

Item 7a-    Market Risk Disclosure                 2000 Annual Report to Stockholders,
                                                   Pages 27 through 28.

Item 8 -    Financial Statements and               2000 Annual Report to Stockholders,
            Supplementary Data                     Pages 4 through 21 and Pages 29 through
                                                   31.

Part III
--------

Item 10 -   Directors and Executive                Proxy Statement relating to Annual
            Officers of the Registrant             Meeting of Stockholders to be held on
                                                   April 11, 2001, under the caption
                                                   "Election of Directors."

Item 11 -   Executive Compensation                 Proxy Statement relating to Annual
                                                   Meeting of Stockholders to be held on
                                                   April 11, 2001, under the captions
                                                   "Summary Compensation Table" and
                                                   "Compensation Plans."

Item 12 -   Security Ownership of Certain          Proxy Statement relating to Annual
            Beneficial Owners and                  Meeting of Stockholders to be held on
            Management                             April 11, 2001, under the caption
                                                   "Security Ownership of Certain
                                                   Beneficial Owners and Management."




Item 13 -   Certain Relationships and              Proxy Statement relating to Annual
            Related Transactions                   Meeting of Stockholders to be held on
                                                   April 11, 2001, under the caption
                                                   "Transactions."




Part IV
-------

Item 14(a)(1) - Financial Statements               2000 Annual Report to Stockholders,
                                                   Pages 4 through 21.

Item 14(a)(2) - Exhibits                           Registrant's 2000 Form 10-K (File
                                                   No. 0-18261) filed on March 31, 2001.


Part I
------

   Item 1.  Business.

   (a) General Development of Business:

       In September 1989, Tower Properties Company (Tower) formed Tower Acquisition Corp. (TAC), a wholly-owned subsidiary of Tower. TAC was formed pursuant to the terms of a merger between Tower and Commerce Bancshares, Inc. (Commerce), a bank holding company. Tower spun off certain assets and liabilities to TAC with a net book value of approximately $17,500,000. Tower then merged with Commerce on January 29, 1990. In connection with the merger, each Tower shareholder received 7.88 shares of Commerce in exchange for each Tower share. TAC's capital stock was distributed to Tower's shareholders on January 29, 1990 in the form of a stock dividend. TAC's name was changed to Tower Properties Company (the Company) on this same date. The net assets distributed to TAC represent the assets currently owned and managed by the Company.

       A private letter ruling was obtained from the IRS that the distribution was tax-free under Section 355 of the Internal Revenue Code and the merger constituted a tax-free reorganization under
       Section 368(a)(1)(A) of the Internal Revenue Code.

       The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas, and Clay, St. Louis and Jackson Counties, Missouri.

   (b) Financial Information About Industry Segments:

       The Company considers its business to be concentrated in three business segments--commercial, apartments, and parking. The Company's business segments are separate business units that offer different real estate services.




   (c) Narrative Description of Business:

       The Company is primarily engaged in the business of owning, developing, leasing and managing real property. The Company owns and manages 1,270,000 rentable square feet of office and warehouse space located in the Kansas City and St. Louis metropolitan areas.

       Substantially all the improved real estate owned by the Company consists of office buildings and a warehouse and a warehouse/office facility held for lease, automobile parking garages, apartments and land held for future sale. The Company has not pursued a policy of acquiring real estate on a speculative basis, although some real estate owned by the Company may be sold at a future time.

       The Company leasing operations provided rental income constituting approximately 94 percent of the 2000 revenues. The Company competes with other building owners in the renting and leasing of office building space. The Company employs approximately 46 persons on a full-time basis and approximately 2 persons on a part-time basis. The remaining 6 percent of 2000 revenues include management, service and construction fees (5 percent) and other income (1 percent).

       The Company leases rental space and provides services to Commerce Bancshares, Inc. The annual aggregate rental and service fees paid to the Company by Commerce will vary depending upon the space occupied and services provided. For the years ended December 31, 2000, 1999 and 1998, the Company received rent and fees of $5,998,617, $5,938,309 and $3,746,446, respectively, from Commerce. The Company was also reimbursed by Commerce for utilities in the amount of $57,783, $101,478 and $101,758 in 2000, 1999 and 1998.

   Item 2.  Properties.

   (a) The following real property is owned, in fee, by Registrant:

       (1) The Commerce Tower, a 30-story office building located at 911 Main Street, Kansas City, Missouri, was opened for occupancy in January 1965. The Commerce Tower has net rentable space of approximately 438,000 square feet and is presently 85 percent occupied. The building, of modern architectural design, has six elevators serving the first 17 floors and an additional six express elevators serving the 17th through the 30th floors.
             The Company considers the Commerce Tower to be in good condition. The building is collateral for a line of credit with Commerce Bank.

       (2) The Barkley Place, a 6-story 95,000 rentable square foot office building located in Overland Park, Kansas. The building was completed in 1988. The Company purchased the building on July 15, 1994. The Company considers the building to be in good condition. The building is 100 percent occupied. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $3,291,437.

       (3) 6601 College Boulevard, a 6-story 101,200 rentable square foot building, located in Overland Park, Kansas. The building was completed in 1979. The Company purchased the building on December 15, 1995. The Company considers the building to be in good condition. The building is 100 percent leased under a triple net lease. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $4,728,144.

       (4) 9221 Quivira, a 1-story 24,000 rentable square foot building and an adjacent 70,000 square foot vacant parcel of land, located in Overland Park, Kansas. The building was completed in 1968. The Company purchased the building on December 27, 1996. The Company considers the building to be in good condition. The building is 100 percent leased under a triple net lease. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $1,084,475.

       (5) UMB Bank, a 6-story 59,982 square foot office building with covered parking on five levels plus surface parking on top of the attached garage located at 7911 Forsyth, Clayton, Missouri. The building was completed in 1985. The Company purchased the building on December 1, 1998. The Company considers the building to be in excellent condition. The building is 100% leased. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $6,697,330.

       (6) Woodlands Plaza I, a 3-story 93,535 rentable square foot office building with surface parking for 348 cars located at 11720 Borman Drive, St. Louis, Missouri. The building was built in 1981 and renovated in 1998. The Company purchased the building on December 29, 2000. The Company considers the building to be in excellent condition. The building is 100% leased.

       (7) A warehouse/office facility, located at 9200 Cody, Overland Park, Kansas. The building contains approximately 24,100 square feet of office space and 96,800 square feet of warehouse space. The building was constructed in 1973, with an addition in 1976 and an expansion completed in 1997. The Company purchased the facility on June 30, 1995. The Company considers this facility to be in good condition. The building is 100 percent leased under a triple net lease. The warehouse/office facility is subject to a mortgage deed of trust securing a loan with a balance owing of $1,701,785. The expansion is subject to a mortgage deed of trust security a loan with a balance of $710,839.

       (8)   A warehouse, located at 9909 Lakeview, Lenexa, Kansas.
             The building contains approximately 115,000 square feet of warehouse space. The building was constructed in 1987. The Company purchased the facility on December 18, 1996. The Company considers this facility to be in excellent condition. The building is 100% leased. The warehouse is subject to a mortgage deed of trust securing a loan with a balance owning of $2,464,494.

       (9) Tower Parking Garage. The Company, under its Tax Redevelopment District, demolished the 908-10 Walnut and the 916 and 920 Walnut buildings in 1998 to accommodate a new 624 car-garage on the Southwest corner of 9th and Walnut. The garage opened for business on December 15, 1999.

       (10) A 29-building, 374-unit apartment complex, on a 30.7-acre tract, located at New Mark Drive and North Cherry in Kansas City North. Construction of the first phase was completed in mid-1971, completion of the second phase in 1978, completion of the third phase in 1998, and completion of the fourth phase in 1999. The apartments are 85 percent occupied. The Company considers the complex to be in good condition. The original 210 unit apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $1,765,316. The 140 units, Phase III, are subject to a mortgage deed of trust securing a loan with a balance owing of $4,639,187. The 24 units, Phase IV, are subject to a mortgage deed of trust securing a loan with a balance owing of $l,016,781.

       (11) A 24-building, 329-unit apartment complex, on a 30.3-acre tract, located at 5401 Fox Ridge Drive in Mission, Kansas.
             Construction of the complex was completed in 1985, with an addition of 7 buildings in 1996. The Company purchased the complex on December 31, 1992. The Company considers the 24-building complex to be in good condition. The apartments are 93 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $3,217,256.

       (12) A 7-building, 162-unit apartment complex, on an 8.7-acre tract located at 6800 Antioch in Merriam, Kansas. Construction of the complex was completed in 1987. The Company purchased the complex on September 30, 1993. The Company considers the 7-building complex to be in good condition. The apartments are 93 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $3,217,256.

       (13) One block of surface parking bounded generally by Sixth Street, Baltimore Street, Seventh Street and Wyandotte Street. This parking location contains approximately 206 parking stalls.

       (14) A block of surface parking located generally at the corner of Eighth and Wyandotte Streets in Kansas City, Missouri, that contains approximately 200 parking stalls and a surface parking located at 102 E. 8th in Kansas City, Missouri, that contains approximately 40 parking stalls.

       (15) A two-story facility located at the Northwest corner of Ninth and Walnut, immediately adjacent to the 811 Main building and garage. The parking facility contains approximately 80 parking spaces.

   (b) New Mark, a division of the Company, originally owned 1,207 acres located in Kansas City North immediately adjacent to and contiguous with the apartment complex owned by the Company. The tract is owned in fee. Residential lots and land aggregating approximately 834 acres have been sold from the tract by the Company. An additional 116 acres have been dedicated to streets, and 103 acres are designated as an open greenbelt area.

   (c) Effective September 24, 1999, the Company's 98.19 percent owned subsidiary, Downtown Redevelopment Corporation, was merged into the Company who now owns the following property located in downtown Kansas City, Missouri:

       (1) The 811 Main building, which consists of an L-shaped, 12-story combination office building and parking garage, was completed in 1959. The first five floors are utilized primarily for parking, although approximately 27,000 square feet of ground floor and lower level space is available for use as commercial office space and storage. The office space extending from the 6th floor through the 12th floor encloses a gross area of approximately 252,000 square feet. The building became a full-service, multi-tenant building in April, 1996, and is presently 100 percent occupied. The condition of the property is considered good. The building is subject to a mortgage deed of trust of trust securing a loan with a balance owing $5,928,313.

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


   Item 3.  Legal Proceedings.

   Neither the Company nor any of its subsidiaries are involved in any material pending litigation other than ordinary routine proceedings incidental to their business.

   Item 4.  Submission of Matters to a Vote of Security Holders.

   The Company did not submit any matters to a vote of security holders during the fourth quarter of 2000.



Part II
-------

   Item 5. Market for Registrant's Common Stock and Related Security Holder Matters.

   The Company's stock is traded in the "over-the-counter" market and trading of such stock is limited. The schedule below depicts the bid and asked prices, as provided by an investment banking firm, in each quarter of 2000. The "over-the-counter" market quotations shown below reflect interdealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.


                                    2000                 1999
                             ------------------   ------------------
               Quarter         Bid       Asked      Bid       Asked
               -------         ---       -----      ---       -----

               First         $157.00     $ -      $155.00     $ -
               Second         149.00       -       151.00       -
               Third          159.00       -       151.00       -
               Fourth         159.00       -       159.50       -


   There are no present or future restrictions on the ability of Registrant to pay common stock dividends. No dividends were paid in 2000, 1999 and 1998.

   The table below shows the number of holders of record of each class of equity securities of Registrant as of February 20, 2001:

                                                 Number of
                Title of Class                Security Holders
                --------------                ----------------

               Common stock,
               $1.00 par value                      420


   Item 6.  Selected Financial Data.

   Reference is made to the caption "Selected Financial Data" on Page 29 of Registrant's 2000 Annual Report to Stockholders for a summary of certain financial data for the Registrant for each of its last five fiscal years. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information set forth therein is incorporated herein by reference.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Reference is made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 24 through 28 of Registrant's 2000 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

   Item 7a. Market Risk Disclosure.

   Reference is made to caption "Market Risk Disclosure" set forth on Pages 27 and 28 of Registrant's 2000 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.


   Item 8.  Financial Statements and Supplementary Data.

   Reference is made to Pages 4 through 21 and Pages 29 through 31 of Registrant's 2000 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

   Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

   On May 15, 2000, Tower Properties Company dismissed Arthur Andersen LLP and employed KPMG LLP as independent accountants to audit the financial statements of the Company for the year ended December 31, 2000. This change was approved by the Board of Directors.

   The reports of Arthur Andersen LLP for the past two years ended December 31, 1999, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two year period ended December 31, 1999 and subsequent to December 31, 1999, there have been no disagreements between Tower Properties and Arthur Andersen.

Part III
--------

   Item 10.  Directors and Executive Officers of the Registrant.

   Reference is made to the caption "Election of Directors" set forth on Page 3 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 11, 2001. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein relating to the names, ages, positions, terms of office, family relationships and business experience of Registrant's directors is incorporated herein by reference.

   Item 11.  Executive Compensation.

   Reference is made to the captions "Summary Compensation Table" and "Compensation Plans" set forth on Pages 7 through 8 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 11, 2001. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   Reference is made to the caption "Security Ownership of Certain Beneficial Owners and Management" set forth on Page 5 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 11, 2001. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions.

   Reference is made to the caption "Transactions" set forth on Page 10 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 11, 2001. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.


Part IV
-------

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) (1)  Financial Statements.  The following consolidated financial
            --------------------
            statements of the Registrant and its subsidiaries, together with the reports of independent public accountants, contained in the Registrant's 2000 Annual Report to Stockholders are hereby incorporated herein:

            Reports of Independent Public Accountants

            Consolidated Balance Sheets - December 31, 2000 and 1999

            Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998

            Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2000, 1999 and 1998

            Notes to Consolidated Financial Statements

            Schedule III

            All other schedules have been omitted because the required information is shown in the financial statements or notes thereto, because the amounts involved are not significant or because of the absence of the conditions under which they are required.


       (2)  Exhibits.
            --------


Item No.                Description                             Location
--------    ----------------------------------     ----------------------------------
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

  4(a)      Conformed composite copy of            Filed on March 30, 1990, as
            Note Agreement and Deed of             Exhibit 4(a) to Registrant's 1989
            Trust dated September 21, 1972,        Form 10-K (File No. 0-18261)
            with respect to $8,000,000,
            8 percent, due in monthly install-
            ments to October, 2007

  10        Hillsborough Apartment Complex         Filed on January 11, 1993, as
            Acquisition agreement                  Exhibit A to Registrant's
                                                   Form 8-K
                                                   (File No. 0-18261)

            Peppertree Apartment Complex           Filed on October 12, 1993, as
            Acquisition agreement                  Exhibit A to Registrant's Form 8-K
                                                   (File No. 0-18261)

            Barkley Place Office Building          Filed on July 26, 1994, as
            Acquisition agreement                  Exhibit A to Registrant's
                                                   Form 8-K
                                                   (File No. 0-18261)

            6601 College Boulevard Office          Filed on February 27, 1996, as
            Building acquisition agreement         Exhibit A to Registrant's
                                                   Form 8-K
                                                   (File No. 0-18261)

            UMB Bank Office Building               Filed on February 16, 1999, as
            Acquisition agreement                  Exhibit A to Registrant's
                                                   Form 8-K
                                                   (File No. 0-18261)

            Woodlands Plaza I Office               Filed on March 29, 2001, as
            Building Acquisition agreement         Exhibit A to Registrant's Form 8K
                                                   (File No. 0-18261)



  13        Tower Properties Company's             Filed on March 06, 2001, as
            Annual report to its security          Exhibit 13 to Registrant's 2000
            holders for the 2000 fiscal year.      Form 10-K (File No. 0-18261)
            Such report is furnished for the
            information of the Commission
            and is not to be deemed as filed as
            a part of this report.


  16.1      Change in Certifying Accountant        Filed on March 5, 2000, as Exhibit
                                                    16.1 to Registrant's Form 8-K
                                                   (File No. 0-18261)


   (b) Reports on Form 8-K.  Registrant filed no required reports on Form 8-K
       -------------------
       during the last quarter of 2000.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TOWER PROPERTIES COMPANY
                                                (Registrant)


DATE:  March 31, 2001            BY:  /s/JAMES M. KEMPER, JR.
                                      --------------------------------------
                                             James M. Kemper, Jr.
                                      Chairman and Chief Executive Officer


DATE:  March 31, 2001            BY:  /s/ROBERT C. HARVEY III
                                      --------------------------------------
                                             Robert C. Harvey III
                                    Chief Financial Officer, Vice President
                                                and Secretary


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


DATE:  March 31, 2001            BY:  /s/DAVID W. KEMPER
                                      --------------------------------------
                                               David W. Kemper
                                                   Director


DATE:  March 31, 2001            BY:  /s/BRIAN D. EVERIST
                                      --------------------------------------
                                               Brian D. Everist
                                                   Director


DATE:  March 31, 2001            BY:  /s/JONATHAN M. KEMPER
                                      --------------------------------------
                                              Jonathan M. Kemper
                                                   Director


DATE:  March 31, 2001            BY:  /s/THOMAS R. WILLARD
                                      --------------------------------------
                                              Thomas R. Willard
                                            President and Director