Form 10-Q
period 2001-03-31
TOWER PROPERTIES CO
filed 2001-05-14
CIK 98827

                                    FORM 10-Q

                        SCURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2001
                        --------------------------------

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


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes   X             No
------------------- -------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                         179,880 shares of common stock
                         ------------------------------
                  $1.00 par value per share, at April 15, 2001


                                      INDEX
                                                                        Page
PART I      FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:
            Consolidated Balance Sheets                                   3
            Consolidated Statements of Income                             4
            Consolidated Statements of Comprehensive Income               5
            Consolidated Statements of Cash Flow                          6

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF RESULTS OF OPERATIONS                                     10

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                            12
ITEM 2.     CHANGES IN SECURITIES                                        12
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                              12
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                      12
ITEM 5.     OTHER INFORMATION                                            12
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                             12

SIGNATURES                                                               13







 PART I - FINANCIAL INFORMATION
 ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                                            TOWER PROPERTIES COMPANY
                                           CONSOLIDATED BALANCE SHEETS
                                      MARCH 31, 2001 AND DECEMBER 31, 2000
                                                                             (UNAUDITED)
                                                                                 2001                    2000
                                                                            --------------          --------------
  ASSETS
  Investment in Commercial Properties:
     Rental Property, Net                                                    $ 84,672,628            $ 85,259,683
     Tenant Leasehold Improvements, Net                                         3,926,915               4,187,153
     Equipment and Furniture, Net                                               4,259,096               3,673,331
     Construction in Progress                                                     590,144                 797,022
                                                                            --------------          --------------
        Commercial Properties, Net                                             93,448,783              93,917,189

 Real Estate Held for Sale                                                        396,453                 396,453

 Cash and Cash Equivalents                                                         91,498                 160,510
 Investments At Market (Related Party)                                          4,398,741               5,018,698
 Receivables                                                                    2,027,285               1,935,587
 Income Taxes Recoverable                                                              --                 524,446
 Prepaid Expenses and Other Assets                                                970,707               1,011,633
                                                                            --------------          --------------

           TOTAL ASSETS                                                      $101,333,467            $102,964,516
                                                                            ==============          ==============

 LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Liabilities:
     Mortgage Notes                                                          $ 52,335,273            $ 45,786,799
     Real Estate Bond Issue                                                     6,400,000               6,400,000
     Line of Credit (Related Party)                                             7,745,000              16,339,616
     Accounts Payable and Other Liabilities                                     2,436,529               2,193,047
     Deferred Income Taxes                                                      2,599,352               2,841,135
     Income Taxes Payable                                                         358,918                      --
                                                                            --------------          --------------

           Total Liabilities                                                   71,875,073              73,560,597

 Commitments and Contingencies

 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                               --                      --

 Stockholders' Investment:
    Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         183,430 Shares                                                           183,430                 183,430
   Paid-In Capital                                                             18,477,498              18,477,498
   Retained Earnings                                                            9,178,837               8,563,502
   Other Comprehensive Income                                                   2,156,474               2,534,648
                                                                            --------------          --------------
                                                                               29,996,239              29,759,078
   Less Treasury Stock, At Cost (3,520 and
      2,350 shares in 2001 and 2000, respectively)                               (537,844)               (355,159)
                                                                            --------------          --------------
     Total Stockholders' Investment                                            29,458,395              29,403,919
                                                                            --------------          --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                              $101,333,467            $102,964,516
                                                                            ==============          ==============

                      See accompanying notes to the consolidated financial statements.






                                        TOWER PROPERTIES COMPANY
                                    CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                               (UNAUDITED)

                                                                                  2001                    2000
                                                                              ------------            ------------
REVENUES
  Rent                                                                         $5,303,674              $4,477,882
  Rent, Related Party                                                             428,348                 422,145
  Management and Service Fees                                                         300                     195
  Management and Services Fees, Related Party                                     196,125                 116,910
  Interest and Other Income                                                        68,654                 155,748
                                                                              ------------            ------------
          Total Revenues                                                        5,997,101               5,172,880
                                                                              ------------            ------------

OPERATING EXPENSES
  Operating Expenses                                                              967,242                 937,746
  Maintenance and Repairs                                                         925,377                 917,629
  Depreciation and Amortization                                                 1,111,722               1,123,125
  Taxes Other than Income                                                         444,011                 413,102
  General, Administrative and Other                                               300,911                 257,948
                                                                              ------------            ------------
        Total Operating Expenses                                                3,749,263               3,649,550

OTHER EXPENSE
  Interest (Including Related Party)                                            1,239,095               1,078,950
                                                                              ------------            ------------


      Income Before Provision for Income Taxes                                  1,008,743                 444,379
                                                                              ------------            ------------

PROVISION FOR INCOME TAXES
  Currently Payable                                                               393,409                 173,307
                                                                              ------------            ------------

NET INCOME                                                                     $  615,334              $  271,072
                                                                              ============            ============

Earnings Per Share:
  Basic                                                                        $     3.42              $     1.48
                                                                              ============            ============
  Diluted                                                                      $     3.42              $     1.48
                                                                              ============            ============
Weighted Average Common Shares Outstanding:
  Basic                                                                           180,131                 182,835
                                                                              ============            ============
  Diluted                                                                         180,131                 182,835
                                                                              ============            ============

                     See accompanying notes to the consolidated financial statements.




                                   TOWER PROPERTIES COMPANY
                        CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                 FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                           (UNAUDITED)

                                                                2001                    2000
                                                             -----------             -----------
 NET INCOME                                                   $ 615,334               $ 271,072

 Unrealized holding losses on marketable
 equity securities arising during the year                     (619,957)               (302,247)

 Deferred income tax benefit                                    241,783                 117,876
                                                             -----------             -----------

 Comprehensive income                                         $ 237,161               $  86,702
                                                             ===========             ===========

               See accompanying notes to the consolidated financial statements.





                                            TOWER PROPERTIES COMPANY
                                      CONSOLIDATED STATEMENTS OF CASH FLOW
                          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000
                                                   (UNAUDITED)

                                                                                  2001                    2000
                                                                             -------------           -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                 $   615,334             $   271,072
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                                               816,888                 772,155
       Amortization                                                               294,834                 350,970
     Change in Balance Sheet Accounts, Net:
       Account Receivable                                                         (91,697)                683,166
       Prepaid Expenses and Other Assets                                           24,413                   4,475
       Accounts Payable and Other Liabilities                                     243,483                (418,027)
       Current Income Taxes                                                       883,364                 171,307
                                                                             -------------           -------------
 Net Cash Provided by Operating Activities                                      2,786,619               1,835,118
                                                                             -------------           -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Change in Construction in Progress                                         206,878                  91,786
   Additions to Equipment & Furniture, Net                                       (812,124)                (69,081)
   Additions to Rental Income Property, Net                                        (3,474)                 (6,203)
   Additions to Leasehold Improvements, Net                                       (18,084)                     --
                                                                             -------------           -------------
 Net Cash (Used in) Provided by Investing Activities                             (626,804)                 16,502
                                                                             -------------           -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgage Notes                                          (467,526)               (431,950)
   Proceeds from Long Term Borrowings                                           7,016,000                      --
   Net Change in Short Term Borrowings                                         (8,594,616)             (1,349,030)
   Purchase of Treasury Stock                                                    (182,685)                (20,530)
                                                                             -------------           -------------
 Net Cash Used in Financing Activities                                         (2,228,827)             (1,801,510)
                                                                             -------------           -------------

 NET (DECREASE) INCREASE IN CASH                                                  (69,012)                 50,110

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   160,510                 145,362
                                                                             -------------           -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $    91,498             $   195,472
                                                                             =============           =============

                         See accompanying notes to the consolidated financial statements.

                    TOWER PROPERTIES COMPANY AND SUBSIDIARIES
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by Tower Properties Company (the Company) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 2000.

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

3. Interest of $7,892 and $0 was capitalized during the first three months of 2001 and 2000, respectively.

4. Interest paid during the three months of 2001 and 2000 for long-term mortgages amounted to $906,490 and $931,856, respectively. Interest paid to related party was $274,757 and $83,330 for the first three months of 2001 and 2000, respectively. Income taxes paid during the first three months of 2001 and 2000 amounted to $0 and $2,000, respectively.

5. Certain prior quarter amounts have been reclassified to conform to the 2001 presentation.

6. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain of $3,535,203 net of tax effects of $1,378,729 is reflected as a separate component of equity. The decrease in the net unrealized holding gain for the three months from January 1, 2001 to March 31, 2001, net of deferred taxes, was $378,174.

7.    STOCK BASED COMPENSATION:

      In January, 2001, 2,000 nonqualified stock options were granted to the Chairman with an exercise price of $156.00, which represents the current market price of the stock on the grant date. The options, exercisable for five years from the date of grant, have not been exercised.

8.    COMMITMENTS AND CONTINGENCIES:

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

9.    SUBSEQUENT EVENT:

      In April, 2001, the Company agreed to sell the Tower Garage to Commerce Bank for $11,500,000. The transaction will result in a gain of approximately $250,000. Proceeds of the sale will be used to pay off the line of credit.

10.   BUSINESS SEGMENTS

      The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

      Following is information for each segment for the three months ended March 31, 2001 and 2000:

                                        ------------------------------------------------------------------------------
                                                                          March 31, 2001
                                        ------------------------------------------------------------------------------
                                         COMMERCIAL                                        CORPORATE
                                           OFFICE         APARTMENTS        PARKING        AND OTHER          TOTAL
                                        ------------     ------------     -----------     ------------   -------------
REVENUE FROM EXTERNAL CUSTOMERS           3,515,903        1,604,305         400,920          475,973       5,997,101

INTEREST EXPENSE                            589,098          383,279          74,161          192,557       1,239,095

DEPRECIATION AND AMORTIZATION               589,617          301,914         102,882          117,309       1,111,722

SEGMENT INCOME BEFORE TAX                   696,948          223,201          37,000           51,594       1,008,743

CAPITAL EXPENDITURES BY SEGMENT             779,735           42,174             925           10,848         833,682

IDENTIFIABLE SEGMENT ASSETS              55,283,926       26,185,172       9,602,639       10,261,729     101,333,467



                                        ------------------------------------------------------------------------------
                                                                          March 31, 2000
                                        ------------------------------------------------------------------------------
                                         COMMERCIAL                                        CORPORATE
                                           OFFICE         APARTMENTS        PARKING        AND OTHER          TOTAL
                                        ------------     ------------     -----------     ------------   -------------
REVENUE FROM EXTERNAL CUSTOMERS           3,000,663        1,526,300         340,477          305,440       5,172,880

INTEREST EXPENSE                            434,435          401,750          75,034          167,731       1,078,950

DEPRECIATION AND AMORTIZATION               636,360          310,125          92,404           84,236       1,123,125

SEGMENT INCOME (LOSS) BEFORE TAX            535,882           44,058         (18,631)        (116,930)        444,379

CAPITAL EXPENDITURES BY SEGMENT               5,771           54,276          11,013            4,224          75,284

IDENTIFIABLE SEGMENT ASSETS              37,862,997       26,522,816      11,877,906       15,080,196      91,343,916


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the three months ended March 31, 2001. In March, 2001 the Company secured a $7,016,000 twenty-year mortgage loan on the Woodlands Plaza #1 commercial office building from G.E. Financial Assurance at a fixed rate of 7.55%. The proceeds of this loan were used to reduce the line of credit.

      Cash and cash equivalents on hand at March 31, 2001 totaled $91,498, a decrease of $69,012 from December 31, 2000. The decrease in cash and cash equivalents is due to changes in the level of capital expenditures and financing activities in the respective quarters, offset by an increase in cash flows from operating activities, primarily due to changes in accounts receivable and current liabilities. Management believes the Company's current cash position and the properties' ability to provide operating cash flow should enable the Company to fund anticipated capital expenditures and service debt in 2001.


                        THREE MONTHS ENDED MARCH 31, 2001
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

RESULTS OF OPERATIONS:

      Total revenue increased $824,221. The purchase of the Woodlands Plaza #1 commercial office building, the leasing of the 9909 Lakeview warehouse, an increase in monthly parking at the Tower Garage and increase in occupancy at New Mark Phase I & II and Peppertree apartment complexes resulted in an $831,995 increase in rental income.

      Management and service fees increased primarily due to the increase in rentable income of the Commerce Bank and Executive Plaza commercial office buildings and the construction fees earned on the Commerce Trust renovation. A $71,579 real estate commission earned in 2000 for the leasing of a non-company owned warehouse and the $15,000 received in January, 2000 from for removal of a stairwell between the 15th & 16th floors in the Commerce Tower as part of a lease termination accounts for the decrease in interest and other income.

      The change in operating expenses, taxes other than income and general, administrative and other is primarily a direct result of the purchase of the Woodlands Plaza #1 commercial office building. Salaries and employee benefits, which are included in operating expenses, have decreased primarily due to the 2000 leasing commission earned on the leasing of the non-company warehouse. In addition, utilities, also included in operating expenses, increased due to the cold weather usage and an increase in gas rates. Maintenance and repairs increased slightly primarily due to the purchase of the Woodlands Plaza #1 commercial office building, snow removal costs in January and February, offset by the 2000 New Mark Phase I & II termite repair.

      Interest expense, including related party, increased due to the increase in the related party line of credit for the purchase of the Woodlands Plaza #1 commercial office building in December, 2000 and an increase in the first quarter capitalized interest on construction of $7,892 as compared to $0 in 2000.

                             MARKET RISK DISCLOSURE

      The Company is exposed to various market risks, including equity investment prices and interest rates.

      The Company has $4,398,741 of Commerce Bancshares common stock as of March 31, 2001. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies this security as "available-for-sale" for accounting purposes and marks it to fair value on the balance sheet at the end of each period. Management estimates that the value of its investment will generally move consistently with trends and movements of the overall stock market, although specific circumstances with respect to Commerce Bancshares could significantly change the market value of the investment. An immediate 10% change in the fair value of the Company's investment would have a $268,323 effect on comprehensive income.

      The Company has approximately $14,145,000 of variable rate debt as of March 31, 2001. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $86,285.

                               NEW PRONOUNCEMENTS

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet at its fair value. SFAS 133, effective January 1, 2001, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have a material impact on the Company's financial position and results of operations.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            During the quarter ended March 31, 2001, the Company has been served as Defendant Building Manager regarding an alleged injury at the Commerce Bank Building located at 1000 Walnut, Kansas City, Missouri 64106. The Company is adequately insured and does not anticipate an adverse impact on its earnings.

ITEM 2.     CHANGES IN SECURITIES
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            The following reports on Form 8-K were filed by the Company during the first quarter of 2001:

On January 12, 2001, the Company filed a report on Form 8-K (File No. 0-18261), regarding the purchase of the Woodlands Plaza #1 commercial office building.

On March 29, 2001, the Company filed a report on Form 8-KA (File No. 1-18261), regarding the financial statements of the Woodlands Plaza #1 commercial office building.

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




Date:  May 15, 2001