Form 10-Q
period 2001-06-30
TOWER PROPERTIES CO
filed 2001-08-15
CIK 98827

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended June 30, 2001
                       -------------------------------

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
Yes   X           No
-------------     ---------------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                         179,811 shares of common stock
                         ------------------------------
                   $1.00 par value per share, at July 16, 2001

                                     INDEX

                                                                       Page
PART I      FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:
            Consolidated Balance Sheets                                  3
            Consolidated Statements of Income - Six months               4
            Consolidated Statements of Comprehensive Income              5
            Consolidated Statements of Income - Three months             6
            Consolidated Statements of Cash Flow                         7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS                                             12

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                           15
ITEM 2.     CHANGES IN SECURITIES                                       15
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                             15
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         15
ITEM 5.     OTHER INFORMATION                                           16
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            16

SIGNATURES                                                              17

PART I - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                                       TOWER PROPERTIES COMPANY
                                     CONSOLIDATED BALANCE SHEETS
                                 JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                (UNAUDITED)
                                                                    2001                     2000
                                                              ---------------          ---------------
ASSETS
Investment in Commercial Properties:
   Rental Property, Net                                        $  73,332,973            $  85,259,683
   Tenant Leasehold Improvements, Net                              3,776,279                4,187,153
   Equipment and Furniture, Net                                    4,003,791                3,673,331
   Construction in Progress                                          764,361                  797,022
                                                              ---------------          ---------------
      Commercial Properties, Net                                  81,877,404               93,917,189

Real Estate Held for Sale                                            472,658                  396,453

Cash and Cash Equivalents                                          3,993,952                  160,510
Investments At Market (Related Party)                              4,357,410                5,018,698
Receivables                                                        1,945,976                1,935,587
Income Taxes Recoverable                                                  --                  524,446
Prepaid Expenses and Other Assets                                    925,941                1,011,633
                                                              ---------------          ---------------

         TOTAL ASSETS                                          $  93,573,341            $ 102,964,516
                                                              ===============          ===============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
   Mortgage Notes                                              $  51,820,428            $  45,786,799
   Real Estate Bond Issue                                          6,400,000                6,400,000
   Line of Credit (Related Party)                                         --               16,339,616
   Accounts Payable and Other Liabilities                          2,451,459                2,193,047
   Deferred Income Taxes                                           2,583,233                2,841,135
   Income Taxes Payable                                              113,112                       --
                                                              ---------------          ---------------

         Total Liabilities                                        63,368,232               73,560,597

Commitments and Contingencies

Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                                   --                       --

Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
      183,430 Shares                                                 183,430                  183,430
   Paid-In Capital                                                18,477,498               18,477,498
   Retained Earnings                                               9,970,575                8,563,502
   Other Comprehensive Income                                      2,131,262                2,534,648
                                                              ---------------          ---------------
                                                                  30,762,765               29,759,078
   Less Treasury Stock, At Cost (3,647 and
     2,350 shares in 2001 and 2000, respectively)                   (557,656)                (355,159)
                                                              ---------------          ---------------
    Total Stockholders' Investment                                30,205,109               29,403,919
                                                              ---------------          ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                 $  93,573,341            $ 102,964,516
                                                              ===============          ===============

                   See accompanying notes to the consolidated financial statements.

                                          TOWER PROPERTIES COMPANY
                                     CONSOLIDATED STATEMENTS OF INCOME
                          FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                                (UNAUDITED)
                                                                                                  INCREASE
                                                                2001              2000           (DECREASE)
                                                           --------------    --------------    --------------
REVENUES
   Rent                                                     $ 10,549,762      $  9,006,048      $  1,543,714
   Rent, Related Party                                           857,585           846,063            11,522
   Management and Service Fees                                       520             3,098            (2,578)
   Management and Service Fees, Related Party                    448,212           305,368           142,844
   Gain on Sale of Real Estate                                   365,485                --
   Interest and Other Income                                     170,687           243,747           (73,060)
                                                           --------------    --------------    --------------
         Total Revenues                                       12,392,251        10,404,324         1,987,927
                                                           --------------    --------------    --------------

OPERATING EXPENSES
   Operating Expenses                                          1,901,563         1,797,344           104,219
   Maintenance and Repairs                                     1,982,692         2,315,157          (332,465)
   Depreciation and Amortization                               2,226,972         2,242,536           (15,564)
   Taxes Other than Income                                       878,840           826,204            52,636
   General, Administrative and Other                             672,835           536,850           135,985
                                                           --------------    --------------    --------------
         Total Operating Expenses                              7,662,902         7,718,091           (55,189)

OTHER EXPENSE
   Interest (Including Related Party)                          2,422,673         2,125,862           296,811
                                                           --------------    --------------    --------------

      Income Before Provision for Income Taxes                 2,306,676           560,371         1,746,305

PROVISION FOR INCOME TAXES                                       899,603           218,545           681,058
                                                           --------------    --------------    --------------

NET INCOME                                                  $  1,407,073      $    341,826      $  1,065,247
                                                           ==============    ==============    ==============

Earnings Per Share:
   Basic                                                    $       7.82      $       1.87
                                                           ==============    ==============
   Diluted                                                  $       7.82      $       1.87
                                                           ==============    ==============
Weighted Average Common Shares Outstanding:
   Basic                                                         179,966           182,061
                                                           ==============    ==============
   Diluted                                                       179,983           182,061
                                                           ==============    ==============

                      See accompanying notes to the consolidated financial statements.

                                       TOWER PROPERTIES COMPANY
                           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                              UNAUDITED

                                                                      2001                    2000
                                                                 -------------           -------------
NET INCOME                                                        $ 1,407,073             $   341,826

Unrealized holding losses on marketable
equity securities arising during the period                          (661,288)               (463,914)

Deferred income tax benefit                                           257,902                 180,926
                                                                 -------------           -------------

Comprehensive income                                              $ 1,003,687             $    58,839
                                                                 =============           =============

                   See accompanying notes to the consolidated financial statements.

                                       TOWER PROPERTIES COMPANY
                                  CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                             (UNAUDITED)

                                                                      2001                    2000
                                                                 -------------           -------------
REVENUES
   Rent                                                           $ 5,246,088             $ 4,528,166
   Rent, Related Party                                                429,237                 423,918
   Management and Service Fees                                            220                   2,903
   Management and Service Fees, Related Party                         252,087                 188,458
   Gain on Sale of Real Estate                                        365,485                      --
   Interest and Other Income                                          102,033                  87,999
                                                                 -------------           -------------
         Total Revenues                                             6,395,150               5,231,444
                                                                 -------------           -------------

OPERATING EXPENSES
   Operating Expenses                                                 934,322                 859,598
   Maintenance and Repairs                                          1,057,314               1,397,528
   Depreciation and Amortization                                    1,115,250               1,119,411
   Taxes Other than Income                                            434,829                 413,102
   General, Administrative and Other                                  371,923                 278,901
                                                                 -------------           -------------
         Total Operating Expenses                                   3,913,639               4,068,540

OTHER EXPENSE
   Interest (Including Related Party)                               1,183,578               1,046,912
                                                                 -------------           -------------

      Income Before Provision for Income Taxes                      1,297,933                 115,992

PROVISION FOR INCOME TAXES                                            506,194                  45,238
                                                                 -------------           -------------

NET INCOME                                                        $   791,739             $    70,754
                                                                 =============           =============

Earnings Per Share:
   Basic                                                          $      4.40             $      0.39
                                                                 =============           =============
   Diluted                                                        $      4.40             $      0.39
                                                                 =============           =============

Weighted Average Common Shares Outstanding:
   Basic                                                              179,803                 181,287
                                                                 =============           =============
   Diluted                                                            179,837                 181,287
                                                                 =============           =============

                   See accompanying notes to the consolidated financial statements.

                                       TOWER PROPERTIES COMPANY
                                 CONSOLIDATED STATEMENTS OF CASH FLOW
                       FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000
                                             (UNAUDITED)

                                                                      2001                    2000
                                                                 -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                     $ 1,407,073             $   341,826
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Depreciation                                               1,618,695               1,540,596
         Amortization                                                 608,277                 701,940
         Gain on Sale of Real Estate                                 (365,485)                     --
         Treasury Shares Issued to Directors                               --                   7,536
   Change in Balance Sheet Accounts, Net:
         Account Receivable                                           (10,389)                376,821
         Prepaid Expenses and Other Assets                             55,352                  19,935
         Accounts Payable and Other Liabilities                       258,412                  93,538
         Current Income Taxes                                         637,558                 111,545
                                                                 -------------           -------------
Net Cash Provided by Operating Activities                           4,209,493               3,193,737
                                                                 -------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Change in Construction in Progress                              32,661                (322,828)
   Proceeds from Sale of Real Estate                               11,500,000                      --
   Additions to Equipment & Furniture, Net                           (950,915)               (229,355)
   Additions to Rental Income Property, Net                           (99,191)                 (6,203)
   Additions to Leasehold Improvements, Net                          (163,775)                (18,327)
   Additions to Real Estate Held for Sale                             (76,205)                     --
                                                                 -------------           -------------
Net Cash (Used in) Provided by Investing Activities                10,242,575                (576,713)
                                                                 -------------           -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgage Notes                              (982,371)               (872,531)
   Proceeds from Mortgage Notes                                     7,016,000                      --
   Net Change in Line of Credit                                   (16,339,616)             (1,199,030)
   Purchase of Treasury Stock                                        (202,497)               (600,017)
   Additions to Loan Costs                                           (110,142)                     --
                                                                 -------------           -------------
Net Cash Used in Financing Activities                             (10,618,626)             (2,671,578)
                                                                 -------------           -------------

NET INCREASE (DECREASE) IN CASH                                     3,833,442                 (54,554)

CASH and CASH EQUIVALENTS, Beginning of Period                        160,510                 145,362
                                                                 -------------           -------------
CASH and CASH EQUIVALENTS, End of Period                          $ 3,993,952             $    90,808
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

3. Interest of $7,892 and $23,946 was capitalized during the first six months of 2001 and 2000, respectively. Interest of $0 and $23,946 was capitalized during the three months ended June 30, 2001 and 2000, respectively.

4. Interest paid during the six months of 2001 and 2000 for long-term mortgages amounted to $1,925,719 and $1,855,068, respectively. Interest paid to related party was $380,802 and $175,495 for the first six months of 2001 and 2000, respectively. Income taxes paid during the first six months of 2001 and 2000 amounted to $752,000 and $107,000, respectively.

5. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain of $3,493,873 net of tax effects of $1,362,611 is reflected as a separate component of equity. There was a decrease in the net unrealized holding gain for the six months from January 1, 2001 to June 30, 2001, of $403,386, net of deferred taxes, and a decrease in the net unrealized holding gain of $25,211, net of deferred taxes, for the three months from April 1, 2001 to June 30, 2001.

6.  COMMITMENTS AND CONTINGENCIES:

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

7.  SALE OF PROPERTY:

      On June 20, 2001, the Company sold the Tower Garage to CB Building Corporation, a subsidiary of Commerce Bancshares, Inc., for $11,500,000. The transaction resulted in an approximate gain of $365,000. Proceeds of the sale were used to pay off the line of credit and the balance is has been invested in short-term investments.

8.  BUSINESS SEGMENTS

The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for the six months ended June 30, 2001 and 2000:

                                             -------------------------------------------------------------------------
                                                                            JUNE 30, 2001
                                             -------------------------------------------------------------------------
                                               COMMERCIAL                                    CORPORATE
                                                 OFFICE        APARTMENTS      PARKING       AND OTHER        TOTAL
                                             -------------    ------------   -----------    -----------   ------------
REVENUE FROM EXTERNAL CUSTOMERS               $ 6,984,739      3,221,930      1,162,450      1,023,132     12,392,251

INTEREST EXPENSE                                1,167,147        762,516        132,694        360,316      2,422,673

DEPRECIATION AND AMORTIZATION                   1,191,036        607,967        192,782        235,187      2,226,972

SEGMENT INCOME BEFORE TAX                       1,415,714        372,913        427,819         90,230      2,306,676

CAPITAL EXPENDITURES BY SEGMENT                 1,010,192        149,825             --        130,069      1,290,086

IDENTIFIABLE SEGMENT ASSETS                    55,760,033     26,121,291      2,019,595      9,672,422     93,573,341





                                             -------------------------------------------------------------------------
                                                                            JUNE 30, 2000
                                             -------------------------------------------------------------------------
                                               COMMERCIAL                                    CORPORATE
                                                 OFFICE        APARTMENTS      PARKING       AND OTHER        TOTAL
                                             -------------    ------------   -----------    -----------   ------------
REVENUE FROM EXTERNAL CUSTOMERS               $ 5,959,976      3,093,448        733,988        616,912     10,404,324

INTEREST EXPENSE                                  865,003        799,489        147,388        313,982      2,125,862

DEPRECIATION AND AMORTIZATION                   1,272,720        620,250        181,189        168,377      2,242,536

SEGMENT INCOME (LOSS) BEFORE TAX                  985,101        126,490       (352,757)      (198,463)       560,371

CAPITAL EXPENDITURES BY SEGMENT                    93,557        138,083         11,461         10,784        253,885

IDENTIFIABLE SEGMENT ASSETS                    38,810,844     26,433,037     11,591,738     14,006,655     90,842,274


                                       10

Following is information for each segment as of and for the three months ended June 30, 2001 and 2000:


                                             -------------------------------------------------------------------------
                                                                            JUNE 30, 2001
                                             -------------------------------------------------------------------------
                                               COMMERCIAL                                    CORPORATE
                                                 OFFICE        APARTMENTS      PARKING       AND OTHER        TOTAL
                                             -------------    ------------   -----------    -----------   ------------
REVENUE FROM EXTERNAL CUSTOMERS               $ 3,468,836      1,617,625        761,530        547,158      6,395,150

INTEREST EXPENSE                                  578,049        379,236         58,533        167,760      1,183,578

DEPRECIATION AND AMORTIZATION                     601,419        306,053         89,900        117,879      1,115,250

SEGMENT INCOME (LOSS) BEFORE TAX                  718,765        149,712        390,819         38,637      1,297,933

CAPITAL EXPENDITURES BY SEGMENT                   230,457        107,651             --        118,296        456,404

IDENTIFIABLE SEGMENT ASSETS                    55,760,033     26,121,291      2,019,595      9,672,422     93,573,341



                                             -------------------------------------------------------------------------
                                                                            JUNE 30, 2000
                                             -------------------------------------------------------------------------
                                               COMMERCIAL                                    CORPORATE
                                                 OFFICE        APARTMENTS      PARKING       AND OTHER        TOTAL
                                             -------------    ------------   -----------    -----------   ------------
REVENUE FROM EXTERNAL CUSTOMERS               $ 2,959,313      1,567,148        393,511        311,472      5,231,444

INTEREST EXPENSE                                  430,568        397,739         72,354        146,251      1,046,912

DEPRECIATION AND AMORTIZATION                     636,360        310,125         88,785         84,141      1,119,411

SEGMENT INCOME (LOSS) BEFORE TAX                  449,219         82,432       (334,126)       (81,533)       115,992

CAPITAL EXPENDITURES BY SEGMENT                    87,786         83,807            448          6,560        178,601

IDENTIFIABLE SEGMENT ASSETS                    38,810,844     26,433,037     11,591,738     14,006,655     90,842,274


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the six months ended June 30, 2001. In March, 2001 the Company secured a $7,016,000 twenty-year mortgage loan on the Woodlands Plaza #1 commercial office building from G.E. Financial Assurance at a fixed rate of 7.55%. The proceeds of this loan were used to reduce the line of credit. In June, 2001 the Company sold the Tower Garage to CB Building Corporation, a subsidiary of Commerce Bancshares, Inc., for $11,500,000. The proceeds of this sale were used to pay off the line of credit and the balance invested in short-term money market accounts.
      Cash and cash equivalents on hand at June 30, 2001 totaled $3,993,952, an increase of $3,833,442 from December 31, 2000. The increase in cash and cash equivalents is due primarily to the receipt of proceeds from the sale of Tower Garage less the amount used to pay off the line of credit. Management believes the Company's current cash position and the properties' ability to provide operating cash flow should enable the Company to fund anticipated capital expenditures and service debt in 2001.

                        SIX MONTHS ENDED JUNE 30, 2001
               COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS:

      Total revenue increased $1,987,927. The purchase of the Woodlands Plaza #1 commercial office building, the leasing of the 9909 Lakeview warehouse, an increase in monthly parking at the Tower Garage and increase in occupancy at New Mark Phase I & II and Peppertree apartment complexes resulted in a $1,555,236 increase in rental income.
      Management and service fees increased primarily due to the increase in rentable income of the Commerce Bank and Executive Plaza commercial office buildings and the construction fees earned on the Commerce Trust renovation. The sale of the Tower Garage resulted in a gain on sale of assets in the amount of approximately $365,000.
      A $25,350 real estate commission earned in 2001 for the sale of non-company land offset by a $71,579 real estate commission earned in 2000 for the leasing of a non-company owned warehouse and the $15,000 received in January 2000 for removal of a stairwell between the 15th & 16th floors in the Commerce Tower as part of a lease termination accounts for the decrease in interest and other income.

      The change in operating expenses, taxes other than income and general, administrative and other is primarily a direct result of the purchase of the
Woodlands Plaza #1 commercial office building.   Utilities, also included in
operating expenses, increased due to the cold weather usage and an increase in gas rates. Maintenance and repairs decreased due to repairs in to the 811 Main Garage and the New Mark Phase I & II termite repairs in 2000, offset by the 2001 snow removal costs in January and February and the purchase of the Woodlands Plaza #1 commercial office building.
      Interest expense, including related party, increased due to the increase in the related party line of credit for the purchase of the Woodlands Plaza #1 commercial office building in December, 2000 and a decrease in the six month's capitalized interest on construction of $7,892 as compared to $23,946 in 2000.

                       THREE MONTHS ENDED JUNE 30, 2001
              COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS:

      Total revenue increased $1,163,706.  The purchase of the Woodlands
Plaza #1 commercial office building, the leasing of the 9909 Lakeview warehouse, an increase in monthly parking at the Tower Garage and an increase in occupancy at New Mark Phase I & II and Peppertree apartment complexes resulted in an $723,241 increase in rental income.
      Management and service fees increased primarily due to the increase in rentable income of the Commerce Bank and Executive Plaza commercial office buildings and the construction fees earned on the Commerce Trust renovation. The sale of Tower Garage resulted in a gain on sale of assets in the amount of approximately $365,000. A $23,350 real estate commission earned in 2001 for the sale of non-company owned land accounts for the increase in interest and other income.
      The change in operating expenses, taxes other than income and general, administrative and other is primarily a direct result of the purchase of the Woodlands Plaza #1 commercial office building. Salaries and employee benefits, which are included in operating expenses, increased primarily due to the 2001 leasing commission earned on the sale of non-building land. Maintenance and repairs decreased primarily due to the repairs to the 811
Main Garage and the New Mark Phase I & II termite repair in 2000, offset by the purchase of the Woodlands Plaza #1 commercial office building.
      Interest expense, including related party, increased due to the increase in the related party line of credit for the purchase of the Woodlands Plaza #1 commercial office building in December 2000 and a decrease in the second quarter capitalized interest on construction of $0 as compared to $23,946 in 2000.

                            MARKET RISK DISCLOSURE

      The Company is exposed to various market risks, including equity investment prices and interest rates.
      The Company has $4,357,410 of Commerce Bancshares common stock as of June 30, 2001. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies this security as "available-for-sale" for accounting purposes and marks it to fair value on the balance sheet at the end of each period. Management estimates that the value of its investment will generally move consistently with trends and movements of the overall stock market, although specific circumstances with respect to Commerce Bancshares could significantly change the market value of the investment. An immediate 10% change in the fair value of the Company's investment would have a $265,802 effect on comprehensive income.
       The Company has $6,400,000 of variable rate debt as of June 30, 2001.
A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $39,040.

                        NEW ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet at its fair value. SFAS 133, effective January 1, 2001, requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The adoption of SFAS 133 did not have any impact on the Company's financial position or results of operations.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          During the quarter ended June 30, 2001, the Company was served regarding a civil action filed by a former tenant of the Commerce Tower Building. The suite alleges that asbestos fibers were released AS THE RESULT OF A FIRE ON JULY 22, 2000 in a suite in the building. The suit seeks damages for property damage, medical monitoring and relocation on theories of negligence, nuisance and breach of contract. There is also a claim for punitive damages.
          Plaintiff alleges that he brings the suit on behalf of a class of all tenants. There have been no proceedings on the class issue.
          Monitoring performed during the repair process indicated that fibers were properly contained, and the Company believes the suite is without merit.

ITEM 2.   CHANGES IN SECURITIES
          None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None

ITEM 5.  OTHER INFORMATION
         On June 20, 2001, the Company sold the Tower Garage to CB Building Corporation, a subsidiary of Commerce Bancshares, Inc., for $11,500,000. The transaction resulted in a gain of approximately $365,000.
         The tables below present the pro forma results of operations with Woodlands Plaza I Building (Woodlands Plaza) and without the Tower Garage for the year ended December 31, 2000 and without the Tower Garage for the six months ended June 30, 2001. Woodlands Plaza was purchased on December 28, 2000 and the Tower Garage was sold on June 20, 2001. These pro forma operating results are not necessarily indicative of what the actual results would have been had Woodlands Plaza been purchased and the Tower Garage been sold at the beginning of the earliest period presented.


                                                                  Year ended December 31, 2000
                                       -------------------------------------------------------------------------------
                                                                                           Pro forma Adjustments
                                                     Pro forma                   -------------------------------------
                                                    Adjustments -                               Additional
                                        Historical   Acquisition    Subtotal       Sale of       Interest
                                         Amounts          of       Pro forma        Tower       on Sales    Pro forma
                                        (Audited)     Woodlands     Amounts         Garage       Proceeds    Amounts
         Total revenues                 21,342,372    1,560,760    22,903,132      479,060       673,854    23,097,926



         Operating expenses              3,870,713      119,954     3,990,667       97,891            --     3,892,776
         Maintenance and repairs         6,512,708      238,479     6,751,187       25,370            --     6,725,817
         Depreciation and amortization   4,227,168      211,296     4,438,464      258,600            --     4,179,864
         Taxes other than income         1,655,698      151,169     1,806,867       30,742            --     1,776,125
         General, administrative
           and other                     1,153,280       40,054     1,193,334       83,236            --     1,110,098
                                       ------------  -----------  ------------   ----------     ---------  ------------
             Total operating expenses   17,419,567      760,952    18,180,519      495,840            --    17,684,679
                                       ------------  -----------  ------------   ----------     ---------  ------------

         Interest expense                4,245,811      703,868     4,949,679           --            --     4,949,679

                                       ------------  -----------  ------------   ----------     ---------  ------------
         Income (loss) before
           provision for income taxes     (323,006)      95,940      (227,066)     (16,780)      673,854       463,568
                                       ------------  -----------  ------------   ----------     ---------  ------------

         Provision for income taxes       (125,973)      37,417       (88,556)      (6,544)      262,803       180,791


                                       ------------  -----------  ------------   ----------     ---------  ------------
         Net income (loss)                (197,033)      58,523      (138,510)     (10,236)      411,051       282,777
                                       ============  ===========  ============   ==========     =========  ============

         Earnings (loss) per share
           (basic and diluted):              (1.09)        0.32         (0.77)       (0.06)         2.27          1.56
                                       ============  ===========  ============   ==========     =========  ============


                             Previous Pro forma Pretax Income               282,112         w/o interest     (31,486)
                                Less:  Additional int. on Woodlands        (178,800)                        (178,800)
                                Plus:  Remove initial int. on T.G                                            313,598
                                Plus:  Record additional upside on TG       360,256                          360,256

                                                                          ----------                        ---------
                                Adjusted Pro forma                          463,568                          463,568
                                                                          ==========                        =========





                                                    Six months ended June 30, 2001
                                       ---------------------------------------------------
                                                        Pro forma Adjustments
                                                      ------------------------
                                                                   Additional
                                                       Sale of      Interest
                                        Historical      Tower       on Sales     Pro forma
                                         Amounts        Garage      Proceeds      Amounts
         Total revenues                 12,392,251      643,263     276,240     12,025,228

         Operating expenses              1,901,563       52,612          --      1,848,951
         Maintenance and repairs         1,982,692       24,391          --      1,958,301
         Depreciation and
           amortization                  2,226,972      122,194          --      2,104,778
         Taxes other than income           878,840       14,402          --        864,438
         General, administrative
           and other                       672,835       41,872          --        630,963
                                       ------------    ---------    --------    -----------
             Total operating expenses    7,662,902      255,471          --      7,407,431
                                       ------------    ---------    --------    -----------

         Interest expense                2,422,673                       --      2,422,673

                                       ------------    ---------    --------    -----------
         Income before provision
           for income taxes              2,306,676      387,793     276,240      2,195,123
                                       ------------    ---------    --------    -----------

         Provision for income taxes        899,603      151,239     107,734        856,097

                                       ------------    ---------    --------    -----------
         Net income                      1,407,073      236,554     168,506      1,339,026
                                       ============    =========    ========    ===========

         Earnings per share
           (basic and diluted):               7.82         1.31        0.94           7.44
                                       ============    =========    ========    ===========


                             Previous Pro forma Pretax Income              2,051,577        w/o interest     1,918,883
                                Less:  Additional int. on Woodlands                                                 --
                                Plus:  Remove initial int. on T.G                                              132,694
                                Plus:  Record additional upside on TG        143,546                           143,546

                                                                          -----------                       -----------
                                Adjusted Pro forma                         2,195,123                         2,195,123
                                                                          ===========                       ===========



ITEM 6.  EXHIBITS
         The following exhibit is included in this Form 10-Q for the second quarter of 2001:
         Sales Agreement with CB Building Corporation, a subsidiary of Commerce Bancshares, Inc., for the sale of the Tower Garage.

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

TOWER PROPERTIES COMPANY




/s/ Thomas R. Willard
---------------------
Thomas R. Willard
President




/s/ Robert C. Harvey, III
-------------------------
Robert C. Harvey, III
Vice President and Chief Financial Officer




Date:  August 15, 2001

                                                                    EXHIBIT A

                                   [LOGO]

Metropolitan Kansas City Board of REALTORS(R)
Approved By Counsel For Use By Members (C)1990

                                           This is a legally binding contract.
                                       If not understood, consult an attorney.

                          COMMERCIAL AND INDUSTRIAL
                          REAL ESTATE SALE CONTRACT

      1.  PARTIES:  This contract ("Contract") is made by  Tower Properties
                                                          --------------------
Company                                                            SELLER, and
------------------------------------------------------------------
  CB Building Corp.                                                      BUYER,
------------------------------------------------------------------------
and is effective as of the date and time of acceptance on the signature page of this Contract (the "Effective Date").

      2. PROPERTY: Seller sells to Buyer the following-described real estate, together with any buildings and improvements thereon, and all personal property used in the operation of the buildings and improvements, including, if any, all mechanical systems, fixtures and equipment, heating, ventilating and air-conditioning equipment, electrical systems and lighting, plumbing equipment and fixtures, floor coverings, storm windows and doors, screens and awnings, keys, and including the following:

 Parking equipment
------------------------------------------------------------------------------

------------------------------------------------------------------------------
all of which is commonly known and numbered as  Ninth and Walnut Parking
                                               -------------------------------
Garage, 9th & Walnut , in the City of  Kansas City                 in
---------------------                 ----------------------------
   Jackson            County, State of  Missouri    , and is legally described
---------------------                  -------------
as follows:
             See legal description described on Exhibit A.



Such real estate and other property shall be collectively referred to in this Contract as the "Property".

      3. EXCEPTIONS: The Property shall be subject, however, to the Permitted Exceptions (as defined in paragraph 8 of this Contract), zoning ordinances and laws and the following existing leases or tenancies:

  No existing leases or tenants except monthly parking permits
------------------------------------------------------------------------------

------------------------------------------------------------------------------

------------------------------------------------------------------------------

------------------------------------------------------------------------------

------------------------------------------------------------------------------


      4.  PURCHASE PRICE: The purchase price is  Eleven Million Five Hundred
                                                ------------------------------
Thousand                      DOLLARS ($11,500,00               ) which Buyer
-----------------------------           ------------------------

agrees to pay as follows:     Ten Thousand
                          ----------------------------------------------------

DOLLARS ($10,000                  ) at the signing of this contract as Earnest
          ------------------------

Money which is to be deposited UPON EXECUTION OF THIS CONTRACT in the insured

trust or escrow account of    with Seller           ("Escrow Agent") as part
                           ------------------------

of the consideration of the sale; the balance to be paid in the following

manner:  Eleven Million Four Hundred Ninety Thousand                   DOLLARS
        --------------------------------------------------------------

($11,490,000              ), in guaranteed funds or cashier's check at Closing
  ------------------------

(as defined in this Contract), adjusted at Closing for prorations, closing costs and other agreed expenses, and [state other payment or financing terms]

 As additional consideration the parties shall execute the option to lease in
------------------------------------------------------------------------------
the form attached as Exhibit B.
------------------------------------------------------------------------------

------------------------------------------------------------------------------

      5. CLOSING DATE: Subject to all the provisions of this Contract, the closing of this Contract (the "Closing") shall take place at the offices of
  Old Republic Title Company
------------------------------------------------------------------------------
on the    20th                  day of    June                     ,    2001
       ------------------------        ----------------------------   --------

or prior thereto by mutual consent, and possession shall be delivered as

follows:   immediately following closing
         ---------------------------------------------------------------------

------------------------------------------------------------------------------

------------------------------------------------------------------------------

      6. EXISTING FINANCING: Unless otherwise provided in this Contract, Seller shall make any payments required on existing mortgages or deeds of trust until Closing. If this Contract provides that the Property is being sold subject to any existing mortgage or deed of trust, Buyer shall, at Closing, reimburse Seller for any principal reductions not already considered in computing payments of purchase price and for any deposits held by the holder of the mortgage or deed of trust that are transferred to Buyer.

      7. PRORATIONS: The rents, income and expenses from the Property, and the interest on any existing mortgages or deeds of trust to which this sale is made subject, shall be prorated between Seller and Buyer as of Closing. Seller shall pay all general real estate taxes levied and assessed against the Property, and all installments of special assessments for the years prior to the calendar year of Closing. All such taxes and installments of special assessments becoming due and accruing during the calendar year of Closing shall be prorated between Seller and Buyer on the basis of such calendar year, as of Closing. If the amount of any tax or special assessment cannot be ascertained at Closing, proration shall be computed on the amount for the preceding year's tax or special assessments. Buyer shall assume all such taxes and installments of special assessments accruing after the Closing.

      8. TITLE INSURANCE: Seller shall deliver and pay for an owner's ALTA title insurance policy insuring marketable fee simple title in Buyer in the amount of the purchase price as of the time and date of recordation of Seller's General Warranty Deed, subject only to the Permitted Exceptions defined below. Seller shall, as soon as possible and not later than fifteen
(15) days after the Effective Date of this Contract, cause to be furnished to Buyer a current commitment to issue the policy (the "Title Commitment"),
issued through    Old Republic Title Company                         (the
               -----------------------------------------------------
"Title Company"). Buyer shall have ten (10) days after receipt of the Title Commitment (the "Review Period") in which to notify Seller in writing of any objections Buyer has to any matters shown or referred to in the Title Commitment. Any matters which are set forth in the Title Commitment and to which Buyer does not object within the Review Period shall be deemed to be permitted exceptions to the status of Seller's title (the "Permitted Exceptions"). With regard to items to which Buyer does object within the Review Period, Seller shall have until Closing to cure the objections.
If Seller does not cure the objections by closing, this contract shall automatically be terminated unless Buyer waives the objections on or before Closing.

      9.  INSPECTIONS:  Seller shall grant Buyer reasonable access to the
Property for      twenty      (   20   ) days after the Effective Date of
             ----------------- --------
this Contract (the "Inspection Period") for the purpose of inspecting the physical condition of the Property. Buyer's inspection rights shall include performing soil tests, environmental tests or audits, foundation and mechanical inspections and such other inspections as Buyer may reasonably request. Buyer agrees to repair any damage to the Property arising from these inspections and to indemnify, defend and hold Seller harmless from and against all claims, costs, demands and expenses, including without limitation, reasonable attorney's fees, court costs and other legal expenses, resulting from these inspections. Buyer's obligations imposed by this paragraph shall survive termination of the Contract. If Buyer determines that the physical condition of the Property is not suitable for Buyer, Buyer shall provide written notice to Seller on or before the end of the Inspection Period that this Contract is terminated. In the absence of such termination notice, this inspection condition shall be deemed satisfied, and Buyer shall be deemed to be thoroughly acquainted and satisfied with the physical condition of the Property, other than as set forth in paragraph 13 of this Contract. In addition, Buyer, or Buyer's representatives, may reinspect the Property before Closing upon reasonable notice to Seller.

      10. REPRESENTATIONS: Buyer acknowledges that neither Seller nor any party on Seller's behalf has made, nor do they hereby make, any representations as to the past, present or future condition, income, expenses, operation or any other matter or thing affecting or relating to the Property except as expressly set forth in this Contract.

      11.  REAL ESTATE BROKER:  Seller and Buyer agree that   no brokers
                                                            ------------------
involved                                                         , REALTOR(S),
-----------------------------------------------------------------
identified in the Real Estate Agency Disclosure(s) attached to this Contract, is (are) the only real estate broker(s) negotiating this sale, and Seller
agrees to pay a sales commission of   -----             of this purchase
                                    -------------------
price pursuant to the agreement between Seller and REALTOR(S). Any party to this Contract through whom a claim to any broker's, finder's or other fee is made, contrary to the representations made above in this paragraph, shall indemnify, defend and hold harmless the other party to this Contract from any other loss, liability, damage, cost or expense, including, without limitation, reasonable attorney's fees, court costs and other legal expenses paid or incurred by the other party, that is in any way related to such a claim. The provisions of this paragraph shall survive Closing or termination of this Contract.

      12. DELIVERY OF DEED; PAYMENT; DISBURSEMENT OF PROCEEDS: At or before Closing, Seller agrees to properly execute and deliver into escrow a General Warranty Deed, a Warranty Bill of Sale for any nonrealty portion of the Property, and all other documents and funds reasonably necessary to complete the Closing. The General Warranty Deed shall convey to Buyer marketable fee simple title to the Property, free and clear of all liens and encumbrances, other than the Permitted Exceptions. At or before the Closing, Seller and Buyer each agree to deliver into escrow a cashier's check or guaranteed funds sufficient to satisfy their respective obligations under this Contract. Seller understands that, unless otherwise agreed, disbursement of proceeds will not be made until after the General Warranty Deed or the instrument of conveyance, and, if applicable, the mortgage/deed of trust have been recorded and the Title Company can issue the title policy with only the Permitted Exceptions.

      13.  INSURANCE; MAINTENANCE; CASUALTY; CONDEMNATION; CHANGE OF
CONDITION: Seller agrees to maintain Seller's current fire and extended coverage insurance, if any, on the Property until Closing. Seller shall do ordinary and necessary maintenance, upkeep and repair to the Property through Closing. If, before Closing, all or any part of the Property is taken by eminent domain, or if a condemnation proceeding has been filed or is threatened against the Property or any part thereof, or if all or any part of the Property is destroyed or materially damaged after the Inspection Period, Seller shall promptly provide written notice to Buyer of any such event. UPON NOTICE OF SUCH OCCURRENCE, Buyer may reinspect the Property and may, by written notice to Seller within ten (10) days after receiving Seller's notice, terminate this Contract. Unless this Contract is so terminated, it shall remain in full force and effect, and Seller shall at Closing assign and transfer to Buyer all of Seller's right, title and interest in and to any awards that may be made for any taking and any insurance proceeds payable on account of casualty. If a non-material change in condition occurs with respect to the Property, Seller shall remedy such change before Closing. The provisions of this paragraph shall survive Closing or termination of this Contract.

      14. FOREIGN INVESTMENT: Seller represents that Seller is not a foreign person as described in the Foreign Investment in Real Property Tax Act and agrees to deliver a certificate at Closing to that effect which shall contain Seller's tax identification number.'

      15. TERMINATION: If this Contract is terminated by either party pursuant to a right expressly given in this Contract, Buyer shall be entitled to an immediate return of the Earnest Money deposit, and neither party shall have any further rights or obligations under this Contract except as otherwise stated in this Contract.

      16. DEFAULT AND REMEDIES: Seller or Buyer shall be in default under this Contract if either fails to comply with any material covenant, agreement or obligation within any time limits required by this Contract. Following a default by either Seller or Buyer under this Contract, the other party shall have the following remedies, subject to the provisions of paragraph 17 of this Contract:
          (a) If Seller defaults, Buyer may (i) specifically enforce this Contract and recover damages suffered by Buyer as a result of the delay in the acquisition of the Property; or (ii) terminate this Contract by written notice to Seller and, at Buyer's option, pursue any remedy and damages available at law or in equity. If Buyer elects to terminate this Contract, the Earnest Money shall be returned to Buyer upon written demand.
          (b) If Buyer defaults, Seller may (i) specifically enforce this Contract and recover damages suffered by Seller as a result of the delay in the sale of the Property; or (ii) terminate this Contract by written notice to Buyer and, at Seller's option, either retain the Earnest Money as liquidated damages as Seller's sole remedy (the parties recognizing that it would be extremely difficult to ascertain the extent of actual damages caused by Buyer's breach, and that the Earnest Money represents as fair an approximation of such actual damages as the parties can now determine), or pursue any other remedy and damages available at law or in equity.

      If, as a result of a default under this Contract, either Seller or Buyer employs an attorney to enforce its rights, the defaulting party shall, unless prohibited by law, reimburse the nondefaulting party for all reasonable attorney's fees, court costs and other legal expenses incurred by the nondefaulting party in connection with the default.

      17. DISPOSITION OF EARNEST MONEY AND OTHER FUNDS AND DOCUMENTS: In the absence of written escrow instructions, and notwithstanding any other terms of this Contract providing for forfeiture or refund of the Earnest Money, the Escrow Agent shall not distribute the Earnest Money or other escrowed funds or documents, once deposited, without the written consent of all parties to this Contract. A party's signature on a closing statement prepared by the Escrow or Closing Agent shall constitute such consent. In the absence of either written consent or written notice of a dispute, failure by either
Buyer or Seller to respond in writing to a certified letter from the Escrow Agent within fifteen (15) days of receipt, or failure by either Buyer or Seller to make written demand upon the other party and upon the Escrow Agent for return or forfeiture of the Earnest Money, other escrowed funds or documents within sixty (60) days after receiving written notice of cancellation of this Contract, shall constitute consent to distribution of all funds and documents deposited with the Escrow Agent as suggested in any such certified letter or written demand.

      If a dispute arises over the disposition of funds or documents deposited with the Escrow Agent that results in litigation, any attorney's fees, court costs and other legal expenses incurred by the Escrow Agent in connection with such dispute shall be reimbursed from the Earnest Money or from other funds deposited with the Escrow Agent.

      18. ENTIRE AGREEMENT AND MANNER OF MODIFICATION: This Contract, and any attachments or addendums hereto, constitute the complete agreement of the parties concerning the Property, supersede all other agreements and may be modified only by initialing changes in this Contract or by written agreement.

      19. NOTICES: All notices, consents, approvals, requests, waivers, objections or other communications (collectively "notices") required under this Contract (except notice given pursuant to paragraph 17 of this Contract) shall be in writing and shall be served by hand delivery, by prepaid United States certified mail, return receipt requested, or by reputable overnight delivery service guaranteeing next-day delivery and providing a receipt. All notices shall be addressed to the parties at the respective addresses as set forth below, except that any party may, by notice in the manner provided above, change this address for all subsequent notices. Notices shall be deemed served and received upon the earlier of the third day following the date of mailing (in the case of notices mailed by certified mail) or upon delivery (in all other cases). A party's failure or refusal to accept services of a notice shall constitute delivery of the notice.

      20. DEADLINE FOR ACCEPTANCE: Buyer's offer to purchase the Property from Seller shall expire if Seller has not accepted this Contract by signing and delivering a fully executed copy to Buyer, on or before the earlier of
(i) Buyer delivering written notice to Seller that Buyer's offer to enter into this Contract is withdrawn or
(ii)                         , 19     .
     ------------------------     ----

      21.  TIME AND EXACT PERFORMANCE ARE OF THE ESSENCE UNDER THIS CONTRACT.

      22. ADDITIONAL TERMS: All closing costs, including title insurance and survey costs, shall be divided 50% to Buyer and 50% to Seller. Each party shall pay its attorneys' fees.

      23. Buyer acknowledges that the property being acquired is in a TIF area and that Buyer will have certain compliance requirements including those set forth in letter of April 4, 2001, attached as Exhibit B.

      IN WITNESS WHEREOF, Seller and Buyer execute this Contract on the date(s), and at the time(s), indicated below their respective signatures.

TOWER PROPERTIES COMPANY                   CB BUILDING CORP.

By: /s/ Thomas R. Willard                  By: /s/ Jeffery Aberdeen
-----------------------------------        -----------------------------------
(SELLER)                                   (BUYER)



Date:  June 18, 2001                       Date:  June 18, 2001
      -----------------------------              -----------------------------

Time:                                      Time:
      -----------------------------              -----------------------------

Mailing Address:                           Mailing Address:

-----------------------------------        -----------------------------------

-----------------------------------        -----------------------------------

-----------------------------------        -----------------------------------

Telephone:                                 Telephone:
           ------------------------                   ------------------------

              FOR INFORMATION ONLY--NOT PARTIES TO THE CONTRACT


Listing Broker/Agent
                     ---------------------------------------------------------
Selling Broker/Agent
                     ---------------------------------------------------------
Escrow Agent
             -----------------------------------------------------------------
Closing Agent
              ----------------------------------------------------------------

TRACT I:
--------
All of Lots 2, 3, 4 and 5, and the South 4 feet of Lot 1, Block 2, RIDGE'S PLACE, a subdivision in Kansas City, Jackson County, Missouri, and the East 1/2 of vacated alley West of and adjacent thereto.

TRACT II:
---------
Lot 6, and the North 16 feet of Lot 7, except the East 5 feet thereof, now in Walnut Street, Block 2, RIDGE'S PLACE, a subdivision in Kansas City, Jackson County, Missouri, and the East 1/2 of vacated alley West of and adjacent thereto, the above property being otherwise described as follows: Beginning at the intersection of the West line of Walnut Street with the South line of Lot 5, in Block 2, of said Ridge's Place; thence South along the West line of Walnut Street 41 feet; thence West parallel with the South line of said Lot 5, 118.85 feet, more or less, to the center line of the alley running through Block 2 of said addition; thence North along the center line of said alley
41 feet to the South line of said Lot 5, produced West; thence East along said produced line and the South line of said Lot 5, 118.85 feet, more or less, to the place of beginning.

TRACT III:
----------
The South 9 feet of Lot 7, all of Lot 8, and all of Lot 9, except the South 17 4/5 inches thereof, (except that part of all of said premises now in Walnut Street), Block 2, RIDGE'S PLACE, a subdivision in Kansas City, Jackson County, Missouri, and the East 1/2 of vacated alley West of and adjacent thereto.

TRACT IV:
---------
The South 1 foot and 5-4/5 inches of Lot 9 and the North 24 feet and 4-1/5 inches of Lot 10, Block 2, except that part in Walnut Street, RIDGE'S PLACE, a subdivision in Kansas City, Jackson County, Missouri, and the East 1/2 of vacated alley West of the adjacent thereto.

                                                                    EXHIBIT B

                               OPTION TO LEASE

      WHEREAS, Tower Properties Company ("Tower"), a Missouri corporation and CB Building Corp. ("CB Building"), a Missouri corporation have entered into real estate sales contract whereby Tower will sell to CB Building the real property described on Exhibit A and commonly known as the Tower Garage at 9th and Walnut Street in Kansas City, Missouri (the "Property"), and

      WHEREAS, as additional consideration for the purchase of the Property, Tower has requested and CB Building Corp. has agreed to give an option to lease certain parking spaces located on the Property subject to the terms herein, it is

      THEREFORE, agreed as follows:

1. Option Event. The rights of Tower pursuant hereto shall arise upon the
   ------------
occurrence ("Option Event") of either (i) the sale or transfer of the Property by CB Building to any person or entity not affiliated with CB Building or its parent Commerce Bancshares, Inc. or (ii) the closing of any transaction pursuant to which Commerce Bancshares, Inc. is merged into or acquired by another entity with the result that Commerce Bancshares, Inc. is not the surviving entity.

2. Option Terms. Upon the occurrence of an Option Event, Tower shall be
   ------------
entitled to lease or sublease to its tenants (as used herein, "tenants" shall mean Tower employees and those persons or entities, or their employees, that maintain a lease on any property owned or managed by Tower), at a rate not to exceed the rental rate being paid by Tower to CB Building as of the date of the Option Event, such number of parking spaces on the Property as Tower is leasing or subleasing as of the date of the Option Event. Such lease or sublease shall continue for a maximum period of twenty (20) years from the date of the Option Event.

3. Option Exercise. The rights of Tower to lease or sublease upon the
   ---------------
occurrence of an Option Event, shall be automatic and no action to exercise the option granted herein shall be required other than the payment by Tower of the monthly lease payments. At any time following the date of the Option Event, Tower may reduce the number of parking spaces leased or subleased. The abandonment of any parking spaces by Tower will cancel any rights granted by this agreement in the spaces abandoned but Tower shall not lose any lease rights on remaining parking places.

4. Termination of Option. If not previously exercised, the option granted
   ---------------------
herein shall terminate the earlier of (i) thirty (30) years from the date of this agreement or (ii) the date of the closing of any transaction pursuant to which Tower is merged into or acquired by any other entity.

5. Non-assignability. The Option granted herein is exclusive to Tower, and
   -----------------
may not be assigned, pledged, conveyed or transferred by Tower without the prior written consent of CB Building, which consent may be given or withheld by CB Building in its sole discretion.

      IN WITNESS WHEREOF, This Option to Lease is executed and delivered as
of June   , 2001.

CB Building Corp.                      Tower Properties Company


By:                                    By:
   ----------------------------           -----------------------------

Title:                                 Title:
      -------------------------              --------------------------

                [letterhead White Goss Bowers March & Schulte]

                                 April 4, 2001

Mr. Buzz Willard
President
Tower Properties
911 Main Street
Kansas City, MO 64105


      RE: SALE OF 9TH & WALNUT GARAGE

Dear Buzz:

      You informed me that Tower Properties is contemplating the sale of the recently constructed 9th & Walnut parking facility to Commerce Bank. This sale is permitted under the Tower Properties Tax Increment Financing Plan and the Master Agreement between the Tax Increment Financing Commission and Tower Properties Company (the "Master Agreement"). Specifically, Paragraph 14(a), states as follows:

         The developer...may sell, transfer, convey, lease or otherwise dispose of the property in each Redevelopment Project Area. In the event of the sale...payments in lieu of taxes with respect to the real property so sold or otherwise disposed of shall continue and shall constitute a lien against the real estate of the Redevelopment Project Area from which they are derived and they shall be a covenant running with the land and enforceable as if such purchaser...were originally a party to and bound by this Master Agreement.

      Simply stated, payments in lieu of taxes, which represent the increase in taxes resulting from the increased property value as a result of the new construction, must be paid by every subsequent purchaser.

      Under the Master Agreement, specifically Section 14(b), a copy of which is attached, any purchaser of property within the TIF area must provide the TIF Commission with annual PILOT and economic activity tax information. As you know, there is very little economic activity tax generated through the operation of a garage. Nevertheless, pursuant to Paragraph 14(b), the bank will need to file this report with the TIF Commission. Finally, pursuant to Paragraph 14(d), a copy of which is attached, Tower Properties must notify the Commission in writing of any sale

                                   EXHIBIT B

Mr. Buzz Willard
April 4, 2001
Page 2


or other disposition of property within 10 days of the date of the sale. I have prepared and enclosed a form notice for your convenience.

      While the sale of property within the TIF Plan Area does not require approval of the Commission, should Tower Properties wish to assign its contractual rights, duties and obligations under the Master Agreement, that assignment must be approved by the Commission. The only obligations which remain under the TIF Plan as far as the 9th & Walnut garage is concerned is the obligation to maintain the property in a reasonable condition and to annually report PILOTS and EATS. On the other side of the equation and more importantly, Tower Properties has the right to receive reimbursement for TIF expenditures incurred in constructing the garage. Therefore, unless Tower Properties assigns its rights to receive this reimbursement under the development plan and contract, all TIF revenue generated by the 9th & Walnut garage will flow to Tower Properties and not the subsequent purchaser. (You obviously will want to factor this right of reimbursement into the purchase price of the garage.) To date, we have not certified our costs to the Commission, neither have we been issued a Certificate of Completion. We should discuss whether or not to request a Certificate of Completion and certify costs at the Commission's May meeting.

      In reviewing the 1999, 2000 and 2001 tax bills, it has become clear that the County Assessor has not increased the taxable value of the property as a result of the completion of the garage. In 2000 and 2001, we paid approximately $31,000 in total taxes based upon a property value of approximately $960,000. This value clearly does not include the 642 space garage. I estimate that with a tax value of $11,000 per stall, an additional $200,000 in taxes is likely attributable to the 911 Walnut garage. At some point, the Assessor and the TIF Commission will wake up and recognize this mistake. Until then, since we have no duty to report the error, we should not take any steps which could raise the error to the Assessor or the TIF Commission's attention. Our request for certification of costs and request for Certificate of Completion may bring the error in assessment to light. We should therefore think twice about proceeding.

      I will commence to prepare an assignment agreement assigning Tower Properties' rights, duties and obligation under the TIF Plan and the Master Agreement to Commerce Bank limiting the Bank's reimbursement solely to the TIF revenue generated by the 9th & Walnut garage. This assignment will not be effective until approved by the Commission which will not likely take this matter up until some time in May or June.

      Should you have any questions regarding any of the above, feel free to call.

                                          Very truly yours,

                                          /s/ Aaron
                                          Aaron G. March

Mr. Buzz Willard
April 4, 2001
Page 3


AGM:jjr
Enclosures
cc:    Melanie E. MacGillivray, Esq.

Collecting Officer to the City Treasurer for the purpose of reimbursement or payment of Redevelopment Project Costs.

      The Developer shall furnish to the Commission such documentation as is required by the Commission's economic activity tax policies and procedures, attached hereto as Exhibit D, and shall contractually require purchasers,
                   ---------
lessees or other transferees of property subject hereto to comply with such obligation as set forth in Section 11(b).

      In the event that the collection and use of economic activity taxes pursuant to Section 99.845.3 R.S.Mo. is invalidated by a court of competent jurisdiction, the Commission shall aggressively pursue the adoption by the Council of an ordinance authorizing the execution of an annual appropriation agreement with Developer whereby all of the City's increased revenue attributable to Developer's construction of the Redevelopment Projects and to Developer's operations and activities within the Redevelopment Area will be deposited in the Fund to offset the loss of economic activity taxes.

      14.  Sale or Disposition of Project Property.
           ---------------------------------------

      (a)  Continuation of Payments in Lieu of Taxes. The Developer, or any
           -----------------------------------------
third party, may sell, transfer, convey, lease or otherwise dispose of property in each Redevelopment Project Area. In the event of the sale, lease or other disposition of any or all of the real property of the Developer or any third party in a Redevelopment Project Area by voluntary transfer, by foreclosure of any deed of trust or other lien, through insolvency or bankruptcy proceedings, by order of any court of competent jurisdiction, payments in lieu of taxes with respect to the real property so sold or otherwise disposed of shall continue and shall constitute a lien against the real estate of Redevelopment Project Area from which they are derived, and they shall be a covenant running with the land and enforceable as if such purchaser, tenant, transferee, or other possessor thereof were originally a party to and bound by this Master Agreement.

      (b)  Obligation to Report Economic Activity Tax Payments. Any purchaser
           ---------------------------------------------------
or transferee of property, and any lessee or other user of property required to pay economic activity taxes within any of the Redevelopment Project Areas shall furnish to the Commission such documentation as is required by Commission's economic activity tax policies and procedures, attached hereto as Exhibit D, such obligation shall be a covenant running with the land and
   ---------
shall be enforceable as if such purchaser, lessee or other transferee or possessor thereof were originally a party to and bound by this Master Agreement.

      (c)  Obligation to Ameliorate Existing Conditions. The Developer's
           --------------------------------------------
undertakings pursuant to Section 5 hereof, unless earlier satisfied and certified to pursuant to Section 9, shall be a covenant running with the land and shall be enforceable against purchasers or other transferees as if such purchaser or transferee were originally a party to and bound by this Master Agreement and the applicable Redevelopment Project Agreement.

      (d) Notice to Commission of Transfer. Developer shall notify the
          --------------------------------
Commission in writing of any sale or other disposition of any or all of the real property in the Redevelopment Area within ten (10) days of the date of said sale or other transfer and shall be provided in a manner as described under Section 21 hereof. Said notice shall specify the name and address of the person so acquiring any or all of the real property in the Redevelopment Area and shall identify the real property sold or transferred, whether by voluntary transfer or otherwise.

      15.  Assignment. This Master Agreement shall be binding upon and shall
           ----------
inure to the benefit of the Commission and the Developer and its or their lawful successors in interest. Without limiting the rights of Developer or any other third party under Section 11(a) hereof, Developer agrees that its rights, duties and obligations as Developer hereunder shall not be assignable except upon terms and conditions agreeable to the Commission. Upon the consummation of an approved assignment, the assignor (whether it be Developer or any other party) shall be released from all liability and obligations hereunder.

      16.  Modification.  The terms, conditions and provisions of this Master
           ------------
Agreement can be neither modified nor eliminated except by written agreement between the Commission and Developer. Any such modification to this Master Agreement as approved shall be attached hereto and incorporated herein by reference.

      17.  Effective Date. This Master Agreement shall become effective on
           --------------
the date set forth herein, and shall remain in full force and effect until the completion of the Project Improvements included in all Redevelopment Projects as described herein, and so long thereafter as any Obligations or Redevelopment Project Costs remain outstanding and unpaid.

      18.  Applicability. This Master Agreement shall apply to the
           -------------
Redevelopment Area and each of the Redevelopment Projects contained therein.

      19.  Breach: Compliance. If the Developer does not comply with
           ------------------
provisions of this Master Agreement, including provisions of the Plan, within the time limits and in the manner for the completion of each Redevelopment Project as therein stated, except as may be modified by an applicable Redevelopment Project Agreement and for Excusable Delays as defined in
Section 20 hereof, or if the Developer shall do, permit to be done, or fail or omit to do, or shall be about so to do, permit to be done, or fail or omit to have done, anything contrary to or required of it by this Master Agreement, or the Act, and if, within 30 days after notice of such default by the Commission to the Developer, Developer shall not have cured such default or commenced such cure and be diligently pursuing the same if such cure would reasonably take longer than said thirty (30) day period, then the Commission may commence proceedings in law or equity to have such action, failure,

                                March 29, 2001

John Crawford
Executive Director and Secretary
Tax Increment Financing Commission
Suite 250
10 Petticoat Lane
Kansas City, MO 64106

      RE: SALE OF 9TH & WALNUT GARAGE

Dear Mr. Crawford:

      Pursuant to Paragraph 14(d) of the Master Agreement between the Tax Increment Financing Commission of Kansas City, Missouri and Tower Properties Company for the implementation of a Tower Properties Downtown Redevelopment Area dated January 4, 1996, please be advised that Tower Properties, Inc. has sold the real property located within Redevelopment Area A, 9th & Walnut to Commerce Bank of Kansas City, N.A., [address]. For your records, your contact
person should be                  at the above-referenced address.
                 ----------------

                                          Very truly yours,



                                          Thomas R. Willard


cc:   Steve Sparks