Form 10-Q
period 2001-09-30
TOWER PROPERTIES CO
filed 2001-11-14
CIK 98827

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                     For Quarter Ended September 30, 2001
                     ------------------------------------

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
  Yes   X                         No
---------------------------     ---------------------------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                        179,811 shares of common stock
                        ------------------------------
               $1.00 par value per share, at September 30, 2001

                                    INDEX

                                                                   Page
PART I      FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS:
            Consolidated Balance Sheets                              3
            Consolidated Statements of Income - Nine months          4
            Consolidated Statements of Comprehensive Income          5
            Consolidated Statements of Income - Three months         6
            Consolidated Statements of Cash Flow                     7

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS                                           12

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS                                       16
ITEM 2.     CHANGES IN SECURITIES                                   16
ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                         16
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
            HOLDERS                                                 16
ITEM 5.     OTHER INFORMATION                                       16
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                        16

SIGNATURES                                                          17

PART I - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                                            TOWER PROPERTIES COMPANY
                                          CONSOLIDATED BALANCE SHEETS
                                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                       (UNAUDITED)
                                                                           2001                       2000
                                                                     ---------------            ---------------
ASSETS
Investment in Commercial Properties:
    Rental Property, Net                                              $  72,968,652              $  85,259,683
    Tenant Leasehold Improvements, Net                                    3,587,840                  4,187,153
    Equipment and Furniture, Net                                          3,947,441                  3,673,331
    Construction in Progress                                                811,504                    797,022
                                                                     ---------------            ---------------
       Commercial Properties, Net                                        81,315,438                 93,917,189

Real Estate Held for Sale                                                   472,658                    396,453

Cash and Cash Equivalents                                                 4,075,940                    160,510
Investments At Market (Related Party)                                     4,442,433                  5,018,698
Receivables                                                               1,961,700                  1,935,587
Income Taxes Recoverable                                                         --                    524,446
Prepaid Expenses and Other Assets                                           978,314                  1,011,633
                                                                     ---------------            ---------------

         TOTAL ASSETS                                                 $  93,246,482              $ 102,964,516
                                                                     ===============            ===============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
    Mortgage Notes                                                    $  51,295,329              $  45,786,799
    Real Estate Bond Issue                                                6,400,000                  6,400,000
    Line of Credit (Related Party)                                               --                 16,339,616
    Accounts Payable and Other Liabilities                                2,192,290                  2,193,047
    Deferred Income Taxes                                                 2,616,392                  2,841,135
    Income Taxes Payable                                                    176,043                         --
                                                                     ---------------            ---------------

         Total Liabilities                                               62,680,054                 73,560,597

Commitments and Contingencies

Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                                          --                         --

Stockholders' Investment:
    Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         183,430 Shares                                                     183,430                    183,430
    Paid-In Capital                                                      18,477,498                 18,477,498
    Retained Earnings                                                    10,275,470                  8,563,502
    Other Comprehensive Income                                            2,183,126                  2,534,648
                                                                     ---------------            ---------------
                                                                         31,119,524                 29,759,078
    Less Treasury Stock, At Cost (3,619 and
      2,350 shares in 2001 and 2000, respectively)                         (553,096)                  (355,159)
                                                                     ---------------            ---------------
      Total Stockholders' Investment                                     30,566,428                 29,403,919
                                                                     ---------------            ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                        $  93,246,482              $ 102,964,516
                                                                     ===============            ===============

                        See accompanying notes to the consolidated financial statements.

                                            TOWER PROPERTIES COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                                  (UNAUDITED)
                                                                                                    INCREASE
                                                                   2001             2000           (DECREASE)
                                                              --------------   -------------     -------------
REVENUES
    Rent                                                       $ 15,651,427     $ 13,631,878      $ 2,019,549
    Rent, Related Party                                           1,290,964        1,265,576           25,388
    Management and Service Fees, Related Party                      640,512          530,014          110,498
    Gain on Sale of Real Estate                                     341,825               --          341,825
    Interest and Other Income                                       291,692          360,815          (69,123)
                                                              --------------   -------------     -------------
         Total Revenues                                          18,216,420       15,788,283        2,428,137
                                                              --------------   -------------     -------------

OPERATING EXPENSES
    Operating Expenses                                            2,894,749        2,814,999           79,751
    Maintenance and Repairs                                       3,352,264        4,429,154       (1,076,890)
    Depreciation and Amortization                                 3,308,216        3,253,549           54,667
    Taxes Other than Income                                       1,322,629        1,239,305           83,324
    General, Administrative and Other                             1,042,459          834,511          207,947
                                                              --------------   -------------     -------------
         Total Operating Expenses                                11,920,317       12,571,519         (651,202)

OTHER EXPENSE
    Interest (Including Related Party)                            3,489,601        3,172,338          317,263
                                                              --------------   -------------     -------------

         Income Before Provision for Income Taxes                 2,806,502           44,426        2,762,076

PROVISION FOR INCOME TAXES                                        1,094,534           18,107        1,076,427
                                                              --------------   -------------     -------------

NET INCOME                                                     $  1,711,968      $    26,319      $ 1,685,649
                                                              ==============   =============     =============

Earnings Per Share:
    Basic                                                      $       9.52      $      0.15
                                                              ==============   =============
    Diluted                                                    $       9.51      $      0.15
                                                              ==============   =============
Weighted Average Common Shares Outstanding:
    Basic                                                           179,914          181,079
                                                              ==============   =============
    Diluted                                                         179,942          181,079
                                                              ==============   =============

                        See accompanying notes to the consolidated financial statements.

                                            TOWER PROPERTIES COMPANY
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                                   UNAUDITED
                                                                            2001                       2000
                                                                       -------------              -------------
NET INCOME                                                              $ 1,711,968                $    26,319

Unrealized holding (losses) gain on marketable
equity securities arising during the period                                (576,265)                   330,363

Deferred income tax benefit (expense)                                       224,743                   (128,842)
                                                                       -------------              -------------

Comprehensive income                                                    $ 1,360,446                $   227,840
                                                                       =============              =============

                        See accompanying notes to the consolidated financial statements.

                                            TOWER PROPERTIES COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME
                             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                                  (UNAUDITED)
                                                                             2001                      2000
                                                                        -------------             -------------
REVENUES
    Rent                                                                 $ 5,101,665               $ 4,625,830
    Rent, Related Party                                                      433,379                   419,513
    Management and Service Fees, Related Party                               192,300                   224,646
    Gain on Sale of Real Estate (Note 6)                                     (23,660)                       --
    Interest and Other Income                                                120,485                   246,845
                                                                        -------------             -------------
         Total Revenues                                                    5,824,169                 5,516,834
                                                                        -------------             -------------

OPERATING EXPENSES
    Operating Expenses                                                       993,185                 1,017,654
    Maintenance and Repairs                                                1,369,572                 2,113,997
    Depreciation and Amortization                                          1,081,244                 1,011,013
    Taxes Other than Income                                                  443,789                   413,101
    General, Administrative and Other                                        369,625                   297,663
                                                                        -------------             -------------
         Total Operating Expenses                                          4,257,415                 4,853,428

OTHER EXPENSE
    Interest (Including Related Party)                                     1,066,928                 1,046,476
                                                                        -------------             -------------

      Income (Loss) Before Provision for Income Taxes                        499,826                  (383,070)

PROVISION FOR INCOME TAXES                                                   194,931                  (200,438)
                                                                        -------------             -------------

NET INCOME (LOSS)                                                        $   304,895               $  (182,632)
                                                                        =============             =============

Earnings Per Share:
    Basic                                                                $      1.70               $     (1.02)
                                                                        =============             =============
    Diluted                                                              $      1.70               $     (1.02)
                                                                        =============             =============

Weighted Average Common Shares Outstanding:
    Basic                                                                    179,812                   179,135
                                                                        =============             =============
    Diluted                                                                  179,862                   179,135
                                                                        =============             =============

                        See accompanying notes to the consolidated financial statements.

                                            TOWER PROPERTIES COMPANY
                                     CONSOLIDATED STATEMENTS OF CASH FLOW
                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000
                                                  (UNAUDITED)
                                                                            2001                       2000
                                                                       -------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                          $ 1,711,968                $    26,319
    Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
         Depreciation                                                     2,376,066                  2,279,581
         Amortization                                                       932,150                    973,968
         Gain on Sale of Real Estate                                       (341,825)                        --
         Treasury Shares Issued to Directors                                  7,680                      7,536
      Change in Balance Sheet Accounts, Net:
         Account Receivable                                                 (26,113)                   388,862
         Prepaid Expenses and Other Assets                                  (13,018)                   (62,229)
         Accounts Payable and Other Liabilities                                (758)                   262,811
         Current Income Taxes                                               700,489                   (417,327)
                                                                       -------------              -------------
Net Cash Provided by Operating Activities                                 5,346,639                  3,459,521
                                                                       -------------              -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net Change in Construction in Progress                                  (14,482)                  (980,778)
    Proceeds from Sale of Real Estate                                    11,476,340                         --
    Additions to Equipment & Furniture, Net                              (1,124,273)                  (383,710)
    Additions to Rental Income Property, Net                               (262,533)                  (140,682)
    Additions to Leasehold Improvements, Net                               (283,211)                  (109,191)
    Additions to Real Estate Held for Sale                                  (76,204)                        --
                                                                       -------------              -------------
Net Cash Provided by (Used in) Investing Activities                       9,715,637                 (1,614,361)
                                                                       -------------              -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Payments on Mortgage Notes                                 (1,507,471)                (1,321,915)
    Proceeds from Mortgage Notes                                          7,016,000                         --
    Net Change in Line of Credit                                        (16,339,616)                    34,970
    Purchase of Treasury Stock                                             (205,617)                  (603,293)
    Deferred Loan Costs                                                    (110,142)                        --
                                                                       -------------              -------------
Net Cash Used in Financing Activities                                   (11,146,846)                (1,890,238)
                                                                       -------------              -------------

NET INCREASE (DECREASE) IN CASH                                           3,915,430                    (45,078)

CASH and CASH EQUIVALENTS, BEGINNING OF PERIOD                              160,510                    145,362
                                                                       -------------              -------------
CASH and CASH EQUIVALENTS, END OF PERIOD                                $ 4,075,940                $   100,284
                                                                       =============              =============

                        See accompanying notes to the consolidated financial statements.

                  TOWER PROPERTIES COMPANY AND SUBSIDIARIES
                FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (UNAUDITED)

1. The condensed consolidated financial statements included herein have been prepared by Tower Properties Company (the Company) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 2000.
       The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay, Jackson and St. Louis County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consists of office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sales.

2. Interest of $7,892 and $69,958 was capitalized during the nine months ended September 30, 2001 and 2000, respectively. Interest of $0 and $46,012 was capitalized during the three months ended September 30, 2001 and 2000, respectively.

3. Interest paid during the nine months of 2001 and 2000 for long-term mortgages amounted to $2,934,679 and $2,769,462, respectively. Interest paid to related party was $389,215 and $268,487 for the first nine months of 2001 and 2000, respectively. Income taxes paid during the first nine months of 2001 and 2000 amounted to $884,000 and $435,435, respectively.

4. Certain prior quarter amounts have been reclassified to conform to the 2001 presentation.

5. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain of $3,578,895 net of tax effects of $1,395,769 is reflected as a separate component of equity. There was a decrease in the net unrealized holding gain for the nine months from January 1, 2001 to September 30, 2001, of $351,522, net of deferred taxes, and an increase in the net unrealized holding gain of $51,864, net of deferred taxes, for the three months from July 1, 2001 to September 30, 2001.

6.     SALE OF PROPERTY AND PROFORMA INFORMATION

       On June 20, 2001, the Company sold the Tower Garage to CB Building Corporation, a subsidiary of Commerce Bancshares, Inc., for $11,500,000. Accumulated expenses related to the sale were recorded in the third quarter of 2001 resulting in a reduction in the net gain on the sale from approximately $365,000 to $342,000.

       The unaudited pro forma information below presents the results of operations with Woodlands Plaza #1 Building (Woodlands Plaza) and without the Tower Garage for the quarter and nine months ended September 30, 2000 and without the Tower Garage for the nine months ended September 30, 2001. Woodlands Plaza was purchased on December 28, 2000 and the Tower Garage was sold on June 20, 2001. This pro forma operating results are not necessarily indicative of what the actual results would have been had Woodlands Plaza been purchased and the Tower Garage been sold at the beginning of the earliest period present.

                                    9 months ended          9 months ended
                                    --------------          --------------
                                       9/30/01                 9/30/00
                                       -------                 -------
                                                 (unaudited)
       Total Revenue                 $18,011,177            $17,247,598
       Net Income                      1,742,986                464,694
       Basic earnings per share           $ 9.69                 $ 2.57

                                      Unaudited
                                      ---------
                                    3 months ended
                                    --------------
                                       9/30/00
                                       -------

       Total Revenue                 $ 5,675,334
       Net Income                       (283,997)
       Basic earnings per share          $ (1.57)


7.     BUSINESS SEGMENTS

       The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those of the Company.

       Following is information for each segment for the nine months ended September 30, 2001 and 2000:


                                             -----------------------------------------------------------------------
                                                                        SEPTEMBER 30, 2001
                                             -----------------------------------------------------------------------
                                              COMMERCIAL                                   CORPORATE
                                                OFFICE       APARTMENTS      PARKING       AND OTHER        TOTAL
                                             ------------    ----------    -----------    -----------     ----------
REVENUE FROM EXTERNAL CUSTOMERS              $ 10,448,788     4,838,062     1,406,316      1,523,254      18,216,420

INTEREST EXPENSE                                1,708,824     1,136,962       132,694        511,121       3,489,601

DEPRECIATION AND AMORTIZATION                   1,810,134       918,688       220,310        359,085       3,308,216

SEGMENT INCOME BEFORE TAX                       1,989,489       162,954       487,258        166,801       2,806,502

CAPITAL EXPENDITURES BY SEGMENT                 1,288,702       279,298           222        177,999       1,746,221

IDENTIFIABLE SEGMENT ASSETS                    47,250,558    25,675,886     2,152,674     18,167,364      93,246,482




                                             -----------------------------------------------------------------------
                                                                        SEPTEMBER 30, 2000
                                             -----------------------------------------------------------------------
                                              COMMERCIAL                                   CORPORATE
                                                OFFICE       APARTMENTS      PARKING       AND OTHER        TOTAL
                                             ------------    ----------    -----------    -----------     ----------
REVENUE FROM EXTERNAL CUSTOMERS              $  8,962,720     4,738,955     1,063,711      1,022,897      15,788,283

INTEREST EXPENSE                                1,291,625     1,191,986       232,049        456,678       3,172,338

DEPRECIATION AND AMORTIZATION                   1,802,900       922,005       276,534        252,110       3,253,549

SEGMENT INCOME (LOSS) BEFORE TAX                1,350,149       289,534    (1,482,953)      (112,304)         44,427

CAPITAL EXPENDITURES BY SEGMENT                   203,380       362,416        55,544         14,863         636,203

IDENTIFIABLE SEGMENT ASSETS                    38,657,686    26,395,737    10,561,501     16,127,860      91,742,784


Following is information for each segment as of and for the three months ended September 30, 2001 and 2000:



                                             -----------------------------------------------------------------------
                                                                        SEPTEMBER 30, 2001
                                             -----------------------------------------------------------------------
                                              COMMERCIAL                                   CORPORATE
                                                OFFICE       APARTMENTS      PARKING       AND OTHER        TOTAL
                                             ------------    ----------    -----------    -----------     ----------
REVENUE FROM EXTERNAL CUSTOMERS               $ 3,464,049    1,616,132        243,866         500,122     5,824,169

INTEREST EXPENSE                                  541,677      374,446             --         150,805     1,066,928

DEPRECIATION AND AMORTIZATION                     619,098      310,721         27,528         123,898     1,081,244

SEGMENT INCOME (LOSS) BEFORE TAX                  573,775     (209,959)        59,439          76,570       499,826

CAPITAL EXPENDITURES BY SEGMENT                   278,510      129,473            222          47,930       456,135

IDENTIFIABLE SEGMENT ASSETS                    47,250,558   25,675,886      2,152,674      18,167,364    93,246,482




                                             -----------------------------------------------------------------------
                                                                        SEPTEMBER 30, 2000
                                             -----------------------------------------------------------------------
                                              COMMERCIAL                                   CORPORATE
                                                OFFICE       APARTMENTS      PARKING       AND OTHER        TOTAL
                                             ------------    ----------    -----------    -----------     ----------
REVENUE FROM EXTERNAL CUSTOMERS               $ 3,002,744    1,645,507        329,723         405,985     5,383,959

INTEREST EXPENSE                                  426,622      392,496         84,660         142,696     1,046,476

DEPRECIATION AND AMORTIZATION                     530,180      301,755         95,345          83,733     1,011,013

SEGMENT INCOME (LOSS) BEFORE TAX                  365,048      163,044     (1,130,196)         86,159      (515,945)

CAPITAL EXPENDITURES BY SEGMENT                   109,823      224,333         44,083           4,079       382,318

IDENTIFIABLE SEGMENT ASSETS                    38,657,686   26,395,737     10,561,501      16,127,860    91,742,784


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
      The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and line of credit with Commerce Bank, N.A. The Company has not experienced liquidity problems during the nine months ended September 30, 2001. In March, 2001 the Company secured a $7,016,000 twenty-year mortgage loan on the Woodlands Plaza #1 commercial office building from G.E. Financial Assurance at a fixed rate of 7.55%. The proceeds of this loan were used to reduce the line of credit. In June, 2001 the Company sold the Tower Garage to CB Building Corporation, a subsidiary of Commerce Bancshares, Inc., for $11,500,000. The proceeds of this sale were used to pay off the line of credit and the balance invested in short-term money market accounts.
      Cash and cash equivalents on hand at September 30, 2001 totaled $4,075,940, an increase of $3,915,430 from December 31, 2000. The increase in cash and cash equivalents is due primarily to the receipt of proceeds from the sale of Tower Garage less the amount used to pay off the line of credit. Management believes the Company's current cash position and the properties' ability to provide operating cash flow should enable the Company to fund anticipated capital expenditures and service debt in 2001.

                     NINE MONTHS ENDED SEPTEMBER 30, 2001
            COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS:

      Total revenue increased $2,428,137.  The purchase of the Woodlands
Plaza #1 commercial office building, the leasing of the 9909 Lakeview warehouse, an increase in rent due to tenant improvements at 9200 Cody Warehouse/office facility, an increase in rent due to operating and real estate expenses at Commerce Tower and Barkley Place commercial office buildings and an increase in occupancy at our apartment complexes resulted in a $2,044,937 increase in rental income.
      Management and service fees increased primarily due to the increase in rentable income of the Commerce Bank and Executive Plaza commercial office buildings and the construction fees earned on the Commerce Trust renovation. The sale of the Tower Garage resulted in a gain on sale of assets in the amount of approximately $342,000.
      A $25,350 real estate commission earned in 2001 for the sale of non-company land offset by a $71,579 real estate commission earned in 2000 for the leasing of a non-company owned warehouse and the $15,000 received in January 2000 for removal of a stairwell between the 15th & 16th floors in the Commerce Tower as part of a lease termination accounts for the decrease in interest and other income.
      The change in operating expenses, depreciation, taxes other than income and general, administrative and other is primarily a direct result of the purchase of the Woodlands Plaza #1 commercial office building. Utilities, also included in operating expenses, increased due to the cold weather usage and an increase in gas rates. Maintenance and repairs decreased due to repairs in to the 811 Main Garage and the New Mark Phase I & II termite repairs in 2000, offset by the purchase of the Woodlands Plaza #1 commercial office building in December, 2000, the 2001 pool repair and the siding repair and painting at Hillsborough apartment complex and the snow removal costs in January and February, 2001.
      General, administrative and other also increased due to an increase in lease expense in the Commerce Tower commercial office building, an increase in professional fees for a cost segregation study of the UMB and Woodlands Plaza #1 commercial office buildings and an increase in our property and liability insurance.
      Interest expense, including related party, increased due to the increase in the related party line of credit in December, 2000 for the purchase of the Woodlands Plaza #1 commercial office building and its subsequent financing in March, 2001, offset by a decrease in the nine month's capitalized interest on construction of $7,892 as compared to $69,958 in 2000.

                    THREE MONTHS ENDED SEPTEMBER 30, 2001
           COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

RESULTS OF OPERATIONS:

      Total revenue increased $440,210. The purchase of the Woodlands Plaza #1 commercial office building, the leasing of the 9909 Lakeview warehouse, offset by the sale of the Tower Garage in June, 2001 resulted in a $489,701 increase in rental income.
      Management and service fees decreased primarily due to the construction fees earned in 2000 as compared to the same period in 2001. Additional expenses incurred in the third quarter of 2001 related to the Tower Garage sale, which resulted in a decrease in gain on sale of assets.
      The change in operating expenses, depreciation, taxes other than income and general, administrative and other is primarily a direct result of the purchase of the Woodlands Plaza #1 commercial office building. Maintenance and repairs decreased primarily due to the repairs to the 811 Main Garage and the New Mark Phase I & II termite repair in 2000, offset by the purchase of the Woodlands Plaza #1 commercial office building and the 2001 pool repair and the siding repair and painting at Hillsborough apartment complex.
      General, administrative and other also increased due to an increase in lease expense in the Commerce Tower commercial office building, an increase in professional fees for a cost segregation study of the UMB and Woodlands Plaza #1 commercial office buildings and an increase in our property and liability insurance.
      Interest expense, including related party, increased due to the increase in the related party line of credit for the purchase of the Woodlands Plaza #1 commercial office building in December 2000 and its subsequent financing and a decrease in the third quarter capitalized interest on construction of $0 as compared to $46,012 in 2000.

                        COMMITMENTS AND CONTINGENCIES

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

      The Company has $4,442,433 of Commerce Bancshares common stock as of September 30, 2001. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies this security as "available-for-sale" for accounting purposes and marks it to fair value on the balance sheet at the end of each period. Management estimates that the value of its investment will generally move consistently with trends and movements of the overall stock market, although specific circumstances with respect to Commerce Bancshares could significantly change the market value of the investment. An immediate 10% change in the fair value of the Company's investment would have a $270,988 effect on comprehensive income.

      The Company has $6,400,000 of variable rate debt as of September 30, 2001. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $39,040. This debt is not hedged.

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

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of
Long-Lived Assets".   Among other things, SFAS 144 supercedes SFAS 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". For long-lived assets to be held and used, SFAS 144 retained the requirements of SFAS 121 to recognize impairment losses only if the carrying amount of the asset is not recoverable from its undiscounted cash flows. SFAS 144 is effective for fiscal years beginning after December 14, 2001, and will be adopted by the Company in the first quarter of 2002. Although management is currently evaluating the impact of SFAS 144, it is not expected to significantly impact the Trust's financial position or results of operations.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            See discussion of suit filed in second quarter ended June 30, 2001. No additional development has occurred during the quarter ended September 30, 2001.

ITEM 2.     CHANGES IN SECURITIES
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
            None

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




Date:  November 15, 2001