Form 10-Q
period 2002-03-31
TOWER PROPERTIES CO
filed 2002-05-14
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2002

                         Commission File Number 0-18261

                            TOWER PROPERTIES COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



      Missouri                                                 (43-1529759)
------------------------                                     ----------------
(State of incorporation)                                     (IRS tax number)


Suite 100,  911 Main Street, Kansas City, Missouri                   64105
--------------------------------------------------                 --------
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

  Yes  X      No                                            .
      ---        ---


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.


                         178,781 shares of common stock
                  --------------------------------------------
                  $1.00 par value per share, at April 30, 2002

                                      INDEX

                                                                                 Page
                                                                                 ----
PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets                                               3
         Consolidated Statements of Income                                         4
         Consolidated Statements of Comprehensive Income                           5
         Consolidated Statements of Cash Flow                                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS             9

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                        12
ITEM 2.  CHANGES IN SECURITIES                                                    12
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                          12
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                      12
ITEM 5.  OTHER INFORMATION                                                        12

SIGNATURES                                                                        13

PART I - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS


                            TOWER PROPERTIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001

                                                     (UNAUDITED)
                                                        2002           2001
                                                    ------------    ------------
ASSETS
Investment in Commercial Properties:
    Rental Property, Net                            $ 72,213,072    $ 72,745,287
    Tenant Leasehold Improvements, Net                 3,579,719       3,657,280
    Equipment and Furniture, Net                       3,833,132       3,982,516
    Construction in Progress                             793,048         354,834
                                                    ------------    ------------
    Commercial Properties, Net                        80,418,971      80,739,917
Real Estate Held for Sale                                472,658         472,658
Cash and Cash Equivalents (Related Party)              5,722,970       3,827,520
Investments At Market (Related Party)                  5,482,882       4,834,409
Receivables                                            2,152,639       2,162,624
Prepaid Expenses and Other Assets                        949,183         975,725
                                                    ------------    ------------
          TOTAL ASSETS                              $ 95,199,303    $ 93,012,852
                                                    ============    ============
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
    Mortgage Notes Payable                          $ 50,335,289    $ 50,879,886
    Real Estate Bond Issue                             6,400,000       6,400,000
    Accounts Payable and Other Liabilities             1,737,052       1,642,007
    Income Taxes Payable                                 891,494         136,813
    Deferred Income Taxes                              3,082,637       2,829,733
                                                    ------------    ------------
          Total Liabilities                           62,446,472      61,888,439

Commitments and Contingencies
Preferred Stock, No Par Value
     Authorized 60,000 Shares, None Issued                    --              --
Stockholders' Investment:
     Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
       183,430 Shares                                    183,430         183,430
  Paid-In Capital                                     18,478,511      18,478,511
  Retained Earnings                                   11,999,118      10,674,040
  Accumulated Other Comprehensive Income               2,817,800       2,422,232
                                                    ------------    ------------
                                                      33,478,859      31,758,213

  Less Treasury Stock, At Cost (4,640 and
     4,112 shares in 2002 and 2001, respectively)       (726,028)       (633,800)
                                                    ------------    ------------
    Total Stockholders' Investment                    32,752,831      31,124,413
                                                    ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT      $ 95,199,303    $ 93,012,852
                                                    ============    ============



        See accompanying notes to the consolidated financial statements.

                            TOWER PROPERTIES COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                                                                         2002        2001
                                                                     ----------   ----------
REVENUES
  Rent                                                               $6,158,510   $5,303,674
  Rent, Related Party                                                   497,181      428,348
  Management and Service Fees                                               300          300
  Management and Services Fees, Related Party                           200,213      196,125
  Interest and Other Income                                              56,815       43,504
  Interest and Other Income, Related Party                               59,215       25,150
                                                                     ----------   ----------
     Total Revenues                                                   6,972,234    5,997,101
                                                                     ----------   ----------

OPERATING EXPENSES
  Operating Expenses                                                    897,654      967,242
  Maintenance and Repairs                                             1,034,547      925,377
  Depreciation and Amortization                                       1,031,340    1,111,722
  Taxes Other than Income                                               460,358      444,011
  General, Administrative and Other                                     362,270      300,911
                                                                     ----------   ----------
      Total Operating Expenses                                        3,786,170    3,749,263

OTHER EXPENSE
  Interest (Including Related Party)                                  1,013,805    1,239,095
                                                                     ----------   ----------
      Income Before Provision for Income Taxes                        2,172,259    1,008,743
                                                                     ----------   ----------

PROVISION FOR INCOME TAXES
  Currently Payable                                                     847,181      393,409
                                                                     ----------   ----------
NET INCOME                                                           $1,325,078   $  615,334
                                                                     ==========   ==========
Earnings Per Share:
  Basic                                                              $     7.41   $     3.42
                                                                     ==========   ==========
  Diluted                                                            $     7.39   $     3.42
                                                                     ==========   ==========
Weighted Average Common Shares Outstanding:
  Basic                                                                 178,931      180,131
                                                                     ==========   ==========
  Diluted                                                               179,192      180,131
                                                                     ==========   ==========



        See accompanying notes to the consolidated financial statements.

                            TOWER PROPERTIES COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                    UNAUDITED

                                                                      2002          2001
                                                                  -----------    ----------
NET INCOME                                                        $ 1,325,078    $  615,334
Unrealized holding gain (loss) on marketable
  equity securities arising during the period                         648,473      (619,957)
 Deferred income tax benefit (expense)                               (252,905)      241,783
                                                                  -----------    ----------
 Comprehensive income                                             $ 1,720,646    $  237,160
                                                                  ===========    ==========


        See accompanying notes to the consolidated financial statements.

                            TOWER PROPERTIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001
                                   (UNAUDITED)

                                                                             2002          2001
                                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                            $ 1,325,078    $   615,334
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation                                                          755,184        816,888
       Amortization                                                          276,156        294,834
     Change in Balance Sheet Accounts, Net:
       Account Receivable                                                      9,985        (91,697)
       Prepaid Expenses and Other Assets                                      11,068         24,413
       Accounts Payable and Other Liabilities                                 95,045        243,483
       Current Income Taxes                                                  754,681        883,364
                                                                         -----------    -----------
          Net Cash Provided by Operating Activities                        3,227,197      2,786,619
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Change in Construction in Progress                                   (438,214)       206,878
   Additions to Equipment & Furniture, Net                                   (69,316)      (812,124)
   Additions to Rental Income Property, Net                                   (4,270)        (3,474)
   Additions to Leasehold Improvements, Net                                 (183,121)       (18,084)
                                                                         -----------    -----------
          Net Cash Used in Investing Activities                             (694,921)      (626,804)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgage Notes                                     (544,598)      (467,526)
   Proceeds from Long Term Borrowings                                             --      7,016,000
   Net Change in Short Term Borrowings                                            --     (8,594,616)
   Purchase of Treasury Stock                                                (92,228)      (182,685)
                                                                         -----------    -----------
          Net Cash Used in Financing Activities                             (636,826)    (2,228,827)
                                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH                                            1,895,450        (69,012)

CASH AND CASH EQUIVALENTS, Beginning of Period                             3,827,520        160,510
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS, End of Period                                 $ 5,722,970    $    91,498
                                                                         ===========    ===========


        See accompanying notes to the consolidated financial statements.

                    TOWER PROPERTIES COMPANY AND SUBSIDIARIES
                 FOOTNOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The consolidated financial statements included herein have been prepared by Tower Properties Company (the Company) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 2001.

     The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay, Jackson and St. Louis County, Missouri. Substantially all of the improved real estate owned by the Company and its subsidiaries consists of office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale or development.

2. Interest of $0 and $7,892 was capitalized during the first three months of 2002 and 2001, respectively.

3. Interest paid during the three months of 2002 and 2001 for long-term mortgages amounted to $987,097 and $906,490, respectively. Interest paid to related party was $8,505 and $274,757 for the first three months of 2002 and 2001, respectively. Income taxes paid during the first three months of 2002 and 2001 amounted to $92,500 and $0, respectively.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain of $4,619,344 net of tax effects of $1,801,544 is reflected as a separate component of equity. The increase in the net unrealized holding gain for the three months from January 1, 2002 to March 31, 2002, net of deferred taxes, was $395,568.

5.  BUSINESS SEGMENTS


The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for the three months ended March 31, 2002 and 2001:

                                                                          MARCH 31, 2002
                                             ---------------------------------------------------------------------
                                              COMMERCIAL                                   CORPORATE
                                                OFFICE       APARTMENTS      PARKING       AND OTHER       TOTAL
                                             -----------     ----------     ---------      ----------   ----------
REVENUE FROM EXTERNAL CUSTOMERS               4,602,813       1,548,247       297,085         524,090    6,972,234
INTEREST EXPENSE                                530,688         365,253            --         117,865    1,013,805
DEPRECIATION AND AMORTIZATION                   565,068         313,866        33,045         119,361    1,031,340
SEGMENT INCOME BEFORE TAX                     1,758,352          85,522       127,846         200,538    2,172,259
CAPITAL EXPENDITURES BY SEGMENT                 191,262          37,331            --          28,114      256,707
IDENTIFIABLE SEGMENT ASSETS                  48,814,831      25,362,651     2,233,545      18,788,276   95,199,303


                                                                           MARCH 31, 2001
                                              -----------------------------------------------------------------------
                                              COMMERCIAL                                   CORPORATE
                                                OFFICE       APARTMENTS      PARKING       AND OTHER         TOTAL
                                              ----------     ----------     ----------     ----------     -----------
REVENUE FROM EXTERNAL CUSTOMERS                3,515,903      1,604,305        400,920        475,973       5,997,101
INTEREST EXPENSE                                 589,098        383,279         74,161        192,557       1,239,095
DEPRECIATION AND AMORTIZATION                    589,617        301,914        102,882        117,309       1,111,722
SEGMENT INCOME (LOSS) BEFORE TAX                 696,948        223,201         37,000         51,594       1,008,743
CAPITAL EXPENDITURES BY SEGMENT                  779,735         42,174            925         10,848         833,682
IDENTIFIABLE SEGMENT ASSETS                   55,283,926     26,185,172      9,602,639     10,261,729     101,333,467


6.   PROFORMA INFORMATION

On June 20, 2001, the Company sold the Tower Garage to a subsidiary of Commerce Bancshares, Inc.

The unaudited pro forma information below presents the results of operations without the Tower Garage for the quarter ended March 31, 2001. This pro forma operation results are not necessarily indicative of what the actual results would have been had the Tower Garage been sold on January 1, 2001.

                                                         3 months ended
                                                            03/31/01
                                                         --------------
       Total Revenue                                        $5,851,415
       Net Income                                              785,670
       Basic earnings per share                             $     4.36

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and a $10,889,000 line of credit with Commerce Bank, N.A. Commerce Bank has issued $6,721,000 in letters of credit resulting in $4,168,000 available under the line at March 31, 2002. At March 31, 2002, the Company had no outstanding borrowings on the line of credit. This line of credit has been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize any off-balance sheet financing or leasing transactions of any kind.

Cash provided by operations during the three months ended March 31, 2002 was $3,058,328, approximately $272,000 higher than the same period ended March 31, 2001 primarily because of increased net income. Investing activities used $526,052 of cash, primarily due to an increase in construction in progress and additions to leasehold improvements. Financing activities used $636,826. The Company has not experienced liquidity problems during the three months ended March 31, 2002. The Company does not anticipate any difficulties in meeting its liquidity needs currently or in the foreseeable future. The Company has cash on hand of $5,722,970 at March 31, 2002, the credit line described above and cash generated by future operations. The increase in cash and cash equivalents is due to changes in the level of capital expenditures and financing activities in the respective quarters, offset by an increase in cash flows from operating activities, primarily due to the lease buyout of Kaiser at our Barkley Place commercial office building and changes in accounts receivable and current liabilities. Management believes the Company's current cash position and the properties' ability to provide operating cash flow should enable the Company to fund anticipated capital expenditures and service debt in 2002.

The Company's commercial properties are continually evaluated for impairment. Impairment analyses are based primarily upon current and expected future cash flows generated by the properties. If future cash flows are negative, it is possible that properties could become impaired. The Company's lease expirations for 2002 are not expected to impair any asset values, and the Company expects to lease available property space in the normal course of business over a reasonable period of time.

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce. In addition to the borrowing arrangement described above, the Company has the following transactions with Commerce:


     o Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases in the quarter ended March 31, 2002 was $497,181. Such leases contain lease rates and other provisions similar to those of other leases with unrelated parties.

     o Management fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company is overseeing the rehabilitation of the Commerce Trust Building. Total fees earned under these arrangements were $200,213 for the quarter ended March 31, 2002. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

     o Interest and other income - The Company owns 123,991 shares of Commerce Bancshares common stock and received dividend income of approximately $20,000 on such shares in March, 2002. In addition, excess funds are deposited in Commerce Bank, N.A. Interest earned on such deposits aggregated approximately $24,000. The Company may earn lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these arrangements were approximately $15,000. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.


                        THREE MONTHS ENDED MARCH 31, 2002
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2001

RESULTS OF OPERATIONS:

     Total revenue increased $923,669. The lease buyout of a tenant at the Barkley Place commercial office building for $1,200,000, and an increase in monthly parking at the 811 Main Garage, offset by the sale of the Tower Garage in June, 2001 and an increase in vacancy at our New Mark I & II and Peppertree apartment complexes resulted in an $975,133 increase in rental income.

     Management and service fees increased primarily due to the increase in construction fees charged for the Trust Building renovation to date, which is based on invoices billed and processed.

     Real estate commissions earned of $35,074 in 2002 and an increase in cash invested in short term investments accounts for the increase in interest and other income.

     Operating expenses decreased primarily due to a decrease in utilities offset by a slight increase in salaries and benefits as compared to 2001. Maintenance and repairs increased due to pest control, snow removal and grounds maintenance at our apartment complexes, repairs and elevator expense at the Commerce Tower and 811 Main commercial office buildings, an increase in security costs at the 811 Main and Commerce Tower and environmental expenses at the Commerce Tower commercial office building.

     Depreciation and amortization decreased primarily due to the sale of the Tower Garage in June 2001. The change in taxes other than income represents the increase in real estate taxes of the Woodlands Plaza #1 commercial office building and the undeveloped land at New Mark, offset by the sale of the Tower Garage.

     General, administrative and other also increased due to an increase in lease expense in the Commerce Tower commercial office building, an increase in advertising at New Mark I & II, and an increase in our property and liability insurance.

     Interest expense, including related party, decreased due to the decrease in the related party line of credit which was reduced due to the financing in March, 2001 of the Woodlands Plaza #1 commercial office building and the pay off of the line of credit due after the sale of the Tower Garage in June, 2001.


                             MARKET RISK DISCLOSURE

     The Company is exposed to various market risks, including equity investment prices and interest rates.

     The Company has 123,991 shares of common stock of Commerce Bancshares, Inc. with a fair value of $5,482,880 as of March 31, 2002. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally move consistently with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $334,000 effect on comprehensive income.

     The Company has approximately $6,400,000 of variable rate debt as of March 31, 2002. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $39,000. This debt is not hedged.


                     EFFECT OF NEW ACCOUNTING PRONOUNCEMENT

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" it retains many of the fundamental provisions of that statement. This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS 144 is effective for fiscal years beginning after December 14, 2001, and was adopted by the Company in the first quarter of 2002. The adoption of SFAS 144 did not have a material impact the Company's financial position and results of operations.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

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



TOWER PROPERTIES COMPANY


/s/ Thomas R. Willard
------------------------------------------
Thomas R. Willard
President




/s/ Robert C. Harvey, III
------------------------------------------
Robert C. Harvey, III
Vice President and Chief Financial Officer



Date:  May 15, 2002