Form 10-Q
period 2002-06-30
TOWER PROPERTIES CO
filed 2002-08-14
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2002
                         -------------------------------

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

 Suite 100,   911 Main Street,     Kansas City, Missouri                64105
--------------------------------------------------------------------------------
(Address of principal executive offices)                              Zip Code

                                 (816) 421-8255
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the
filing requirements for the past 90 days. Yes  X   No
      ---------------------------------      -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                         178,823 shares of common stock
                         ------------------------------
                   $1.00 par value per share, at July 18, 2002

                                      INDEX

                                                                 Page
PART I   FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
          Consolidated Balance Sheets                              3
          Consolidated Statements of Income - Six months           4
          Consolidated Statements of Comprehensive Income          5
          Consolidated Statements of Income - Three months         6
          Consolidated Statements of Cash Flow                     7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS                                11

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                        15
ITEM 2.  CHANGES IN SECURITIES                                    15
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                 15
ITEM 5.  OTHER INFORMATION                                        15
ITEM 6.  EXHIBITS                                                 15

SIGNATURES                                                        16

 PART I - FINANCIAL INFORMATION
 ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                            TOWER PROPERTIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                                    (UNAUDITED)
 ASSETS                                                 2002            2001
                                                    ------------    ------------
Investment in Commercial Properties:
    Rental Property, Net                            $ 71,801,413    $ 72,745,287
    Tenant Leasehold Improvements, Net                 3,366,546       3,657,280
    Equipment and Furniture, Net                       4,048,773       3,982,516
    Construction in Progress                           1,773,215         354,834
                                                    ------------    ------------
       Commercial Properties, Net                     80,989,947      80,739,917

Real Estate Held for Sale                                472,658         472,658

Cash and Cash Equivalents (Related Party)              4,578,288       3,827,520
Investments At Market (Related Party)                  5,485,362       4,834,409
Receivables                                            2,112,769       2,162,624
Income Taxes Receivable                                   74,615              --
Prepaid Expenses and Other Assets                        833,926         975,725
                                                    ------------    ------------

          TOTAL ASSETS                              $ 94,547,565    $ 93,012,852
                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
    Mortgage Notes                                  $ 49,780,541    $ 50,879,886
    Real Estate Bond Issue                             6,400,000       6,400,000
    Accounts Payable and Other Liabilities             2,197,262       1,642,007
    Income Taxes Payable                                      --         136,813
    Deferred Income Taxes                              3,083,604       2,829,733
                                                    ------------    ------------

          Total Liabilities                           61,461,407      61,888,439

Commitments and Contingencies

Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                       --              --

Stockholders' Investment:
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        183,430 Shares                                   183,430         183,430
  Paid-In Capital                                     18,479,547      18,478,511
  Retained Earnings                                   12,322,725      10,674,040
  Accumulated Other Comprehensive Income               2,819,313       2,422,232
                                                    ------------    ------------
                                                      33,805,014      31,758,213
  Less Treasury Stock, At Cost (4,593 and
     4,112 shares in 2002 and 2001, respectively)       (718,856)       (633,800)
                                                    ------------    ------------
    Total Stockholders' Investment                    33,086,159      31,124,413
                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT      $ 94,547,565    $ 93,012,852
                                                    ============    ============


         See accompanying notes to the consolidated financial statements

                            TOWER PROPERTIES COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                     2002          2001
                                                 -----------   -----------
REVENUES
  Rent                                           $10,840,209   $10,549,762
  Rent, Related Party                                966,919       857,585
  Management and Service Fees                            600           520
  Management and Service Fees, Related Party .       461,578       448,212
  Gain on Sale of Real Estate                             --       365,485
  Interest and Other Income                          118,916       117,237
  Interest and Other Income, Related Party           109,577        53,450
                                                 -----------   -----------
          Total Revenues                          12,497,799    12,392,251
                                                 -----------   -----------

OPERATING EXPENSES
  Operating Expenses                               1,800,615     1,901,563
  Maintenance and Repairs                          2,271,063     1,982,692
  Depreciation and Amortization                    2,062,218     2,226,972
  Taxes Other than Income                            903,937       878,840
  General, Administrative and Other                  735,694       672,835
                                                 -----------   -----------
        Total Operating Expenses                   7,773,527     7,662,902

OTHER EXPENSE
  Interest                                         2,012,680     2,050,501
  Interest, Related Party                              8,834       372,172
                                                 -----------   -----------

      Income Before Provision for Income Taxes     2,702,758     2,306,676

PROVISION FOR INCOME TAXES                         1,054,072       899,603
                                                 -----------   -----------

NET INCOME                                       $ 1,648,686   $ 1,407,073
                                                 ===========   ===========

Earnings Per Share:
  Basic                                          $      9.22   $      7.82
                                                 ===========   ===========
  Diluted                                        $      9.20   $      7.82
                                                 ===========   ===========
Weighted Average Common Shares Outstanding:
  Basic                                              178,857       179,966
                                                 ===========   ===========
  Diluted                                            179,160       179,983
                                                 ===========   ===========

        See accompanying notes to the consolidated financial statements.

                            TOWER PROPERTIES COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                    UNAUDITED

                                                     Six Month Ended            Three Month Ended
                                                6/30/2002      6/30/2001      6/30/2002      6/30/2001
                                               -----------    -----------    -----------    -----------
NET INCOME                                     $ 1,648,686    $ 1,407,073    $   323,607    $   791,739

Unrealized holding gain (loss) on marketable
equity securities arising during the period        650,953       (661,288)         2,480        (41,331)

Deferred income tax benefit (expense)             (253,872)       257,902           (967)        16,119
                                               -----------    -----------    -----------    -----------

Comprehensive income                           $ 2,045,767    $ 1,003,687    $   325,120    $   766,527
                                               ===========    ===========    ===========    ===========

        See accompanying notes to the consolidated financial statements.

                            TOWER PROPERTIES COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                    2002         2001
                                                 ----------   ----------
REVENUES
  Rent                                           $4,681,699   $5,246,088
  Rent, Related Party                               469,738      429,237
  Management and Service Fees                           300          220
  Management and Service Fees, Related Party        261,365      252,087
  Gain on Sale of Real Estate                            --      365,485
  Interest and Other Income                          62,100       73,734
  Interest and Other Income, Related Party           50,361       28,299
                                                 ----------   ----------
          Total Revenues                          5,525,564    6,395,150
                                                 ----------   ----------

OPERATING EXPENSES
  Operating Expenses                                902,961      934,322
  Maintenance and Repairs                         1,236,515    1,057,314
  Depreciation and Amortization                   1,030,878    1,115,250
  Taxes Other than Income                           443,578      434,828
  General, Administrative and Other                 373,426      371,925
                                                 ----------   ----------
        Total Operating Expenses                  3,987,358    3,913,639

OTHER EXPENSE
  Interest                                        1,001,709    1,078,204
  Interest, Related Party                             5,999      105,374
                                                 ----------   ----------

      Income Before Provision for Income Taxes      530,498    1,297,933

PROVISION FOR INCOME TAXES                          206,891      506,194
                                                 ----------   ----------

NET INCOME                                       $  323,607   $  791,739
                                                 ==========   ==========

Earnings Per Share:
  Basic                                          $     1.81   $     4.40
                                                 ==========   ==========
  Diluted                                        $     1.81   $     4.40
                                                 ==========   ==========

Weighted Average Common Shares Outstanding:
  Basic                                             178,784      179,803
                                                 ==========   ==========
  Diluted                                           179,129      179,837
                                                 ==========   ==========

        See accompanying notes to the consolidated financial statements.

                            TOWER PROPERTIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
            FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

                                                          2002            2001
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                          $  1,648,685    $  1,407,073
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation                                       1,512,919       1,618,695
      Amortization                                         549,299         608,277
      Gain on Sale of Real Estate                               --        (365,485)
      Treasury Shares Issued to Directors                    9,800              --
    Change in Balance Sheet Accounts, Net:
      Account Receivable                                    49,855         (10,389)
      Prepaid Expenses and Other Assets                    110,871          55,352
      Accounts Payable and Other Liabilities               555,253         258,412
      Current Income Taxes                                (211,428)        637,558
                                                      ------------    ------------
Net Cash Provided by Operating Activities                4,225,254       4,209,493
                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Change in Construction in Progress                (1,418,381)         32,661
  Proceeds from Sale of Real Estate                             --      11,500,000
  Additions to Equipment and Furniture, Net               (506,366)       (950,915)
  Additions to Rental Property, Net                       (128,937)        (99,191)
  Additions to Leasehold Improvements, Net                (227,637)       (163,775)
  Additions to Real Estate Held for Sale                        --         (76,205)
                                                      ------------    ------------
Net Cash (Used in) Provided by Investing Activities     (2,281,320)     10,242,575
                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Mortgage Notes                  (1,099,345)       (982,371)
  Proceeds from Mortgage Notes                                  --       7,016,000
  Net Change in Line of Credit                                  --     (16,339,616)
  Purchase of Treasury Stock                               (93,821)       (202,497)
  Additions to Loan Costs                                       --        (110,142)
                                                      ------------    ------------
Net Cash Used in Financing Activities                   (1,193,166)    (10,618,626)
                                                      ------------    ------------

NET INCREASE (DECREASE) IN CASH                            750,768       3,833,442

CASH AND CASH EQUIVALENTS, Beginning of Period           3,827,520         160,510
                                                      ------------    ------------
CASH AND CASH EQUIVALENTS, End of Period              $  4,578,288    $  3,993,952
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

2. Interest of $0 and $7,892 was capitalized during the first six months of 2002 and 2001, respectively, and during the three months ended June 30, 2002 and 2001 there was no interest capitalized.

3. Interest paid during the six months of 2002 and 2001 for long-term mortgages amounted to $1,963,985 and $1,925,719, respectively. Interest paid to related party was $8,834 and $381,131 for the first six months of 2002 and 2001, respectively. Income taxes paid during the first six months of 2002 and 2001 amounted to $1,265,500 and $752,000, respectively.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain of $4,621,824 net of tax effects of $1,802,511 is reflected as a separate component of equity. There was an increase in the net unrealized holding gain for the six months from January 1, 2002 to June 30, 2002, of $397,081, net of deferred taxes, and an increase in the net unrealized holding gain of $1,513, net of deferred taxes, for the three months from April 1, 2002 to June 30, 2002.

5.  BUSINESS SEGMENTS

The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for the six months ended June 30, 2002 and 2001:



                                   --------------------------------------------------------------------
                                                              June 30, 2002
                                   --------------------------------------------------------------------
                                    COMMERCIAL                                 CORPORATE
                                     OFFICE       APARTMENTS      PARKING      AND OTHER       TOTAL
                                   ------------   ----------    ------------  ------------   ----------
REVENUE FROM EXTERNAL CUSTOMERS      7,802,883     2,992,125        587,657     1,115,134    12,497,799

INTEREST EXPENSE                     1,056,767       726,098             --       238,649     2,021,514

DEPRECIATION AND AMORTIZATION        1,124,119       631,608         65,919       240,572     2,062,218

SEGMENT INCOME (LOSS) BEFORE TAX     2,103,722       (20,112)       182,275       436,873     2,702,758

CAPITAL EXPENDITURES BY SEGMENT        673,356       144,147         10,515        34,922       862,940

IDENTIFIABLE SEGMENT ASSETS         49,041,442    25,001,413      2,337,030    18,167,680    94,547,565








                                                              June 30, 2001
                                   --------------------------------------------------------------------
                                    COMMERCIAL                                 CORPORATE
                                     OFFICE       APARTMENTS      PARKING      AND OTHER       TOTAL
                                   ------------   ----------    ------------  ------------ ------------
REVENUE FROM EXTERNAL CUSTOMERS      6,984,739     3,221,930     1,162,450     1,023,132    12,392,251

INTEREST EXPENSE                     1,167,147       762,516       132,694       360,316     2,422,673

DEPRECIATION AND AMORTIZATION        1,191,036       607,967       192,782       235,187     2,226,972

SEGMENT INCOME BEFORE TAX            1,415,714       372,913       427,819        90,230     2,306,676

CAPITAL EXPENDITURES BY SEGMENT      1,010,192       149,825            --       130,069     1,290,086

IDENTIFIABLE SEGMENT ASSETS         55,760,033    26,121,291     2,019,595     9,672,422    93,573,341

Following is information for each segment for the three months ended June 30, 2002 and 2001:



                                  ------------------------------------------------------------------------
                                                             June 30, 2002
                                  ------------------------------------------------------------------------
                                    COMMERCIAL                                CORPORATE
                                     OFFICE      APARTMENTS     PARKING       AND OTHER          TOTAL
                                  ------------   -----------  ------------  ---------------   ------------
Revenue from external customers      3,200,070     1,443,878     290,572          591,044       5,525,564

INTEREST EXPENSE                       526,079       360,845          --          120,784       1,007,708

DEPRECIATION AND AMORTIZATION          559,051       317,742      32,874          121,211       1,030,878

SEGMENT INCOME (LOSS) BEFORE TAX       345,370      (105,633)     54,428          236,333         530,498

CAPITAL EXPENDITURES BY SEGMENT        482,094       106,816      10,515            6,808         606,233

IDENTIFIABLE SEGMENT ASSETS         49,041,442    25,001,413   2,337,030       18,167,680      94,547,565


                                                                June 30, 2001
                                  ------------------------------------------------------------------------
                                    COMMERCIAL                                CORPORATE
                                     OFFICE      APARTMENTS     PARKING       AND OTHER          TOTAL
                                  ------------   -----------  ------------  ---------------   ------------
Revenue from external customers      3,468,836     1,617,625      761,530        547,159        6,395,150

INTEREST EXPENSE                       578,049       379,236       58,533        167,760        1,183,578

DEPRECIATION AND AMORTIZATION          601,419       306,053       89,900        117,878        1,115,250

SEGMENT INCOME BEFORE TAX              718,765       149,712      390,819         38,637        1,297,933

CAPITAL EXPENDITURES BY SEGMENT        230,457       107,651           --        118,296          456,404

IDENTIFIABLE SEGMENT ASSETS         55,760,033    26,121,291    2,019,595      9,672,422       93,573,341




6.  PROFORMA INFORMATION

On June 20, 2001, the Company sold the Tower Garage to a subsidiary of Commerce Bancshares, Inc. The unaudited pro forma information below presents the results of operations without the Tower Garage for the three and six months ended June 30, 2001. This pro forma operating results are not necessarily indicative of what the actual results would have been had the Tower Garage been sold on January 1, 2001.

                                                     Unaudited
                                                     ---------
                                       6 months ended            3 months ended
                                       --------------            --------------
                                          06/30/01                  06/30/01
                                       --------------            ---------------
           Total Revenue                 $11,789,171               $5,937,756
           Net Income                      1,470,420                  684,750
           Basic earnings per share      $      8.16               $     3.80

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and a $12,490,000 line of credit with Commerce Bank, N.A. Commerce Bank has issued $6,721,000 in letters of credit resulting in $5,769,000 available under the line at June 30, 2002. At June 30, 2002, the Company had no outstanding borrowings on the line of credit. This line of credit has been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize any off-balance sheet financing or leasing transactions of any kind.

Cash provided by operations during the six months ended June 30, 2002 was $4,225,254, approximately $15,761 higher than the same period ended June 30, 2001 primarily because of increased net income. Investing activities used $2,281,320 of cash, primarily due to an increase in capital expenditures. Financing activities used $1,193,166. The Company has not experienced liquidity problems during the six months ended June 30, 2002. The Company does not anticipate any difficulties in meeting its liquidity needs currently or in the foreseeable future. The Company has cash on hand of $4,578,288 at June 30, 2002, the credit line described above and cash generated by future operations. The increase in cash and cash equivalents is due to changes in the level of capital expenditures and financing activities in the respective periods, offset by an increase in cash flows from operating activities, primarily due to the lease buyout of Kaiser at our Barkley Place commercial office building and changes in accounts receivable and current liabilities. Management believes the Company's current cash position and the properties' ability to provide operating cash flow should enable the Company to fund anticipated capital expenditures and service debt in 2002.

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

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce. In addition to the borrowing arrangement described above, the Company has the following transactions with Commerce:

     o Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases for the six months ended June 30, 2002 was $966,919 and $469,738 for the three months ended June 30, 2002. Such leases contain lease rates and other provisions similar to those of other leases with unrelated parties.

     o Management fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company is overseeing the rehabilitation of the Commerce Trust Building. Total fees earned under these arrangements were $461,578 for the six months ended June 30, 2002. Total fees earned for the three months ended June 30, 2002 was $261,365. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

     o Interest and other income - The Company owns 123,991 shares of Commerce Bancshares common stock and received dividend income of approximately $40,000 on such shares through June, 2002 and $20,000 for the three months from April 1, 2002 to June 30, 2002. In addition, excess funds are deposited in Commerce Bank, N.A. Interest earned on such deposits aggregated approximately $50,000 for the six months and $26,000 for the three months ended June 30, 2002. The Company may earn lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these arrangements were approximately $19,000 for the six months and $4,000 for the three months ended June 30, 2002. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

                         SIX MONTHS ENDED JUNE 30, 2002
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS:

         Total revenue increased $105,547. The lease buyout of a tenant at the Barkley Place commercial office building for $1,200,000, and an increase in monthly parking at the 811 Main Garage, offset by the sale of the Tower Garage in June, 2001, the vacancy of the 9221 Quivira commercial office building and an increase in vacancy at the apartment complexes resulted in an $399,781 increase in rental income.

         Management and service fees increased primarily due to the increase in construction fees charged for the Trust Building renovation to date, which is based on invoices billed and processed.

         The decrease in the gain on sale of real estate is due to the sale of the Tower Garage in June, 2001. Real estate commissions earned of $39,574 in 2002 and an increase in cash invested in short term investments accounts for the increase in interest and other income.

         Operating expenses decreased primarily due to a decrease in utilities. Maintenance and repairs increased due to snow removal and repairs at our apartment complexes, repairs and elevator expense at the Commerce Tower and 811 Main commercial office buildings, an increase in security costs at the 811 Main and Commerce Tower and environmental expenses at the Commerce Tower commercial office building.

         Depreciation and amortization decreased primarily due to the sale of the Tower Garage in June 2001. The change in taxes other than income represents the increase in real estate taxes of the Woodlands Plaza #1 commercial office building and the undeveloped land at New Mark, offset by the sale of the Tower Garage.

         General, administrative and other also increased due to an increase in lease expense in the Commerce Tower commercial office building, an increase in advertising at our apartment complexes, and an increase in our property and liability insurance, offset by a decrease in our professional fees and auditing and accounting fees.

         Interest expense, including related party, decreased due to the decrease in the related party line of credit which was reduced due to the financing in March, 2001 of the Woodlands Plaza #1 commercial office building and the pay off of the line of credit due after the sale of the Tower Garage in June, 2001.

                        THREE MONTHS ENDED JUNE 30, 2002
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

RESULTS OF OPERATIONS:

         Total revenue decreased $869,586. The decrease in occupancy at the Barkley Place and Commerce Tower commercial office building, the sale of the Tower Garage in June, 2001, the vacancy of the 9221 Quivira commercial office building and the decrease in occupancy at the apartment complexes, offset an increase in monthly parking at the 811 Main Garage and rental income at the Woodlands Plaza #1 commercial office building resulted in an $523,888 increase in rental income.

         Management and service fees increased primarily due to the increase in construction fees, offset by a decrease in management fees related to the decrease in occupancy at the Executive Plaza office building.

          The decrease in the gain on sale of real estate is due to the sale of the Tower Garage in June, 2001. The decrease in interest and other income is primarily the decrease in real estate commissions earned in the 2nd quarter of 2002 as compared to the same period in 2001.

         Operating expenses decreased primarily due to a decrease in utilities and a slight decrease in salaries and benefits as compared to 2001. Maintenance and repairs increased for this period due to the following: an increase in alterations at our apartment complexes, an increase in repairs, including heating and cooling expenses, at the Commerce Tower, 811 Main and UMB commercial office buildings, an increase in security costs at the 811

Main and Commerce Tower, and an increase in environmental expenses at the Commerce Tower commercial office building, offset by the sale of the Tower Garage.

         Depreciation and amortization decreased primarily due to the sale of the Tower Garage in June 2001. The change in taxes other than income represents the increase in real estate taxes of the Woodlands Plaza #1 commercial office building, offset by the sale of the Tower Garage.

         General, administrative and other also increased slightly due to a decrease in lease expense and advertising and professional fees, offset by an increase in our property and liability insurance.

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

           The Company has 123,991 shares of common stock of Commerce Bancshares, Inc. with a fair value of $5,485,362 as of June 30, 2002. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally move consistently with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $335,000 effect on comprehensive income.

          The Company has approximately $6,400,000 of variable rate debt as of June 30, 2002. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $39,000. This debt is not hedged.

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

ITEM 1.  LEGAL PROCEEDINGS
                  None

ITEM 2.  CHANGES IN SECURITIES
                  None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                  None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On April 10, 2002 the Company held its annual meeting of stockholders to elect two directors of the Company to serve until annual stockholders meeting in 2005 and to transact such other business as may properly come before the meeting or any adjournment thereof. The results of the meeting were as follows:

         James M Kemper, Jr. was elected to serve as a director of the Company with 158,386 votes for and 503 votes withheld.

         William E. Quirk was elected to serve as a direct of the Company with 158,834 votes for and 55 votes withheld.

         To transact such other business as may properly come before the meeting or any adjournment thereof was ratified with 158,869 votes for and 20 votes withheld.

ITEM 5.  OTHER INFORMATION
                  None

ITEM 6.  EXHIBITS

         Exhibit 99.1 - Certification of James M. Kemper, Jr., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2002.

         Exhibit 99.2 - Certification of Robert C. Harvey, III, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2002.

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




Date:  August 14, 2002