Form 10-Q
period 2002-09-30
TOWER PROPERTIES CO
filed 2002-11-14
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2002
                      ------------------------------------

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

                      Yes [X]                No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, at the close of the period covered by this report.

                         178,079 shares of common stock
                 ----------------------------------------------
                 $1.00 par value per share, at October 18, 2002

                                      INDEX

                                                                         Page
PART I   FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:
         Consolidated Balance Sheets                                      3
         Consolidated Statements of Income - Nine months                  4
         Consolidated Statements of Comprehensive Income                  5
         Consolidated Statements of Income - Three months                 6
         Consolidated Statements of Cash Flow                             7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS                                        11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                               14

ITEM 4.  CONTROLS AND PROCEDURES                                         14

PART II  OTHER INFORMATION                                               15

ITEM 1.  LEGAL PROCEEDINGS                                               15
ITEM 2.  CHANGES IN SECURITIES                                           15
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 15
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS                                                         15
ITEM 5.  OTHER INFORMATION                                               15
ITEM 6.  EXHIBITS                                                        15

SIGNATURES                                                               16

PART I - FINANCIAL INFORMATION
ITEM 1. - CONSOLIDATED FINANCIAL STATEMENTS

                            TOWER PROPERTIES COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

ASSETS                                                             2002            2001
                                                               ------------    ------------
                                                               (UNAUDITED)
 Investment in Commercial Properties:
     Rental Property, Net                                      $ 71,642,165    $ 72,745,287
     Tenant Leasehold Improvements, Net                           3,672,197       3,657,280
     Equipment and Furniture, Net                                 4,191,660       3,982,516
     Construction in Progress                                     2,794,128         354,834
                                                               ------------    ------------
        Commercial Properties, Net                               82,300,150      80,739,917

 Real Estate Held for Sale                                          472,658         472,658

 Cash and Cash Equivalents (Related Party)                        2,997,320       3,827,520
 Investments At Market (Related Party)                            4,844,328       4,834,409
 Receivables                                                      2,186,459       2,162,624
 Income Taxes Receivable                                             63,660              --
 Prepaid Expenses and Other Assets                                  945,772         975,725
                                                               ------------    ------------

           TOTAL ASSETS                                        $ 93,810,347    $ 93,012,852
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Liabilities:
     Mortgage Notes                                            $ 49,214,739    $ 50,879,886
     Real Estate Bond Issue                                       6,400,000       6,400,000
     Accounts Payable and Other Liabilities                       2,652,441       1,642,007
     Income Taxes Payable                                                --         136,813
     Deferred Income Taxes                                        2,833,601       2,829,733
                                                               ------------    ------------

           Total Liabilities                                     61,100,781      61,888,439

 Commitments and Contingencies

 Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                                 --              --

 Stockholders' Investment:
    Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         183,430 Shares                                             183,430         183,430
    Paid-In Capital                                              18,479,547      18,478,511
    Retained Earnings                                            12,341,188      10,674,040
    Accumulated Other Comprehensive Income                        2,428,282       2,422,232
                                                               ------------    ------------
                                                                 33,432,447      31,758,213
   Less Treasury Stock, At Cost (4,616 and
      4,112 shares in 2002 and 2001, respectively)                 (722,881)       (633,800)
                                                               ------------    ------------
     Total Stockholders' Investment                              32,709,566      31,124,413
                                                               ------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                $ 93,810,347    $ 93,012,852
                                                               ============    ============

        See accompanying notes to the consolidated financial statements.

                            TOWER PROPERTIES COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                          2002           2001
                                                      -----------    -----------
REVENUES
  Rent                                                $15,747,410    $15,651,427
  Rent, Related Party                                   1,464,180      1,290,964
  Management and Service Fees                                 900            693
  Management and Service Fees, Related Party              639,439        640,512
  Gain on Sale of Real Estate                                  --        341,825
  Interest and Other Income                               177,130        176,543
  Interest and Other Income, Related Party                154,103        114,456
                                                      -----------    -----------
          Total Revenues                               18,183,162     18,216,420
                                                      -----------    -----------

OPERATING EXPENSES
  Operating Expenses                                    2,842,586      2,894,749
  Maintenance and Repairs                               3,870,743      3,352,264
  Depreciation and Amortization                         3,146,829      3,308,216
  Taxes Other than Income                               1,365,902      1,322,629
  General, Administrative and Other                     1,203,951      1,042,459
                                                      -----------    -----------
        Total Operating Expenses                       12,430,011     11,920,317

OTHER EXPENSE
  Interest                                              2,994,553      3,108,010
  Interest, Related Party                                  25,567        381,591
                                                      -----------    -----------

      Income Before Provision for Income Taxes          2,733,031      2,806,502

PROVISION FOR INCOME TAXES                              1,065,883      1,094,534
                                                      -----------    -----------

NET INCOME                                            $ 1,667,148    $ 1,711,968
                                                      ===========    ===========

Earnings Per Share:
  Basic                                               $      9.32    $      9.52
                                                      ===========    ===========
  Diluted                                             $      9.31    $      9.51
                                                      ===========    ===========
Weighted Average Common Shares Outstanding:
  Basic                                                   178,846        179,914
                                                      ===========    ===========
  Diluted                                                 179,158        179,942
                                                      ===========    ===========

          See accompanying notes to the consolidated financial statements.

                            TOWER PROPERTIES COMPANY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                    UNAUDITED

                                                  Nine Month Ended          Three Month Ended
                                               9/30/2002    9/30/2001    9/30/2002     9/30/2001
                                               ----------   ----------   ----------    ----------
NET INCOME                                     $1,667,148   $1,711,968   $   18,463    $  304,895

Unrealized holding gain (loss) on marketable
equity securities arising during the period         9,919     (576,265)    (641,033)       85,023

Deferred income tax benefit (expense)              (3,869)     224,743      250,003       (33,159)
                                               ----------   ----------   ----------    ----------

Comprehensive income                           $1,673,198   $1,360,446   $ (372,567)   $  356,759
                                               ==========   ==========   ==========    ==========

        See accompanying notes to the consolidated financial statements.

                            TOWER PROPERTIES COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)

                                                    2002         2001
                                                 ----------   ----------
REVENUES
  Rent                                           $4,907,201   $5,101,666
  Rent, Related Party                               497,261      433,379
  Management and Service Fees                           300          173
  Management and Service Fees, Related Party        177,861      192,299
  Gain on Sale of Real Estate                            --      (23,660)
  Interest and Other Income                          58,215       59,306
  Interest and Other Income, Related Party           44,526       61,006
                                                 ----------   ----------
          Total Revenues                          5,685,364    5,824,169
                                                 ----------   ----------

OPERATING EXPENSES
  Operating Expenses                              1,041,970      993,185
  Maintenance and Repairs                         1,599,681    1,369,572
  Depreciation and Amortization                   1,084,611    1,081,244
  Taxes Other than Income                           461,965      443,789
  General, Administrative and Other                 468,257      369,625
                                                 ----------   ----------
        Total Operating Expenses                  4,656,484    4,257,415

OTHER EXPENSE
  Interest                                          981,873    1,057,509
  Interest, Related Party                            16,733        9,419
                                                 ----------   ----------

      Income Before Provision for Income Taxes       30,275      499,826

PROVISION FOR INCOME TAXES                           11,811      194,931
                                                 ----------   ----------

NET INCOME                                       $   18,464   $  304,895
                                                 ==========   ==========

Earnings Per Share:
  Basic                                          $     0.10   $     1.70
                                                 ==========   ==========
  Diluted                                        $     0.10   $     1.70
                                                 ==========   ==========

Weighted Average Common Shares Outstanding:
  Basic                                             178,825      179,812
                                                 ==========   ==========
  Diluted                                           179,156      179,862
                                                 ==========   ==========

        See accompanying notes to the consolidated financial statements.

                            TOWER PROPERTIES COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                    2002 2001

                                                          2002            2001
                                                       ------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                          $  1,667,148    $  1,711,968
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
        Depreciation                                      2,316,144       2,376,066
        Amortization                                        830,684         932,150
        Gain on Sale of Real Estate                              --        (341,825)
        Treasury Shares Issued to Directors                   9,800           7,680
      Change in Balance Sheet Accounts, Net:
        Account Receivable                                  (23,835)        (26,113)
        Prepaid Expenses and Other Assets                   (16,241)        (13,018)
        Accounts Payable and Other Liabilities            1,010,433            (758)
        Current Income Taxes                               (200,473)        700,489
                                                       ------------    ------------
Net Cash Provided by Operating Activities                 5,593,660       5,346,639
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net Change in Construction in Progress               (2,439,293)        (14,482)
    Proceeds from Sale of Real Estate                            --      11,476,340
    Additions to Equipment and Furniture, Net              (902,966)     (1,124,273)
    Additions to Rental Property, Net                      (519,201)       (262,533)
    Additions to Leasehold Improvements, Net               (799,407)       (283,211)
    Additions to Real Estate Held for Sale                       --         (76,204)
                                                       ------------    ------------
Net Cash (Used in) Provided by Investing Activities      (4,660,867)      9,715,637
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal Payments on Mortgage Notes                 (1,665,147)     (1,507,471)
    Proceeds from Mortgage Notes                                 --       7,016,000
    Net Change in Line of Credit                                 --     (16,339,616)
    Purchase of Treasury Stock                              (97,846)       (205,617)
    Additions to Loan Costs                                      --        (110,142)
                                                       ------------    ------------
  Net Cash Used in Financing Activities                  (1,762,993)    (11,146,846)
                                                       ------------    ------------

NET INCREASE (DECREASE) IN CASH                            (830,200)      3,915,430

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            3,827,520         160,510
                                                       ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  2,997,320    $  4,075,940
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

2. Interest of $1,467 and $7,892 was capitalized during the first nine months of 2002 and 2001, respectively. Interest of $1,467 and $0 during the three months ended September 30, 2002 and 2001, respectively.

3. Interest paid during the nine months of 2002 and 2001 for long-term mortgages amounted to $2,929,754 and $2,934,679, respectively. Interest paid to related party was $28,525 and $389,545 for the first nine months of 2002 and 2001, respectively. Income taxes paid during the first nine months of 2002 and 2001 amounted to $1,266,356 and $884,000, respectively.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain of $3,980,791 net of tax effects of $1,552,508 is reflected as a separate component of equity. There was an increase in the net unrealized holding gain for the nine months from January 1, 2002 to September 30, 2002, of $6,050, net of deferred taxes, and a decrease in the net unrealized holding gain of $391,030, net of deferred taxes, for the three months from July 1, 2002 to September 30, 2002.

5. The Company has outstanding construction commitments of $17,000,000 for construction of Phase V New Mark apartments and construction commitments of $7,000,000 for the expansion of the 811 Garage as of September 30, 2002. There has been $626,000 and $934,000 paid respectively, through September 30, 2002. The projects began in the third quarter of 2002 and will be completed in the 2nd quarter of 2004 and the 3rd quarter of 2003, respectively.

6. BUSINESS SEGMENTS

The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for the nine months ended September 30, 2001 and 2001:

                                   --------------------------------------------------------------------
                                                              SEPTEMBER 30, 2002
                                   --------------------------------------------------------------------
                                    COMMERCIAL                                CORPORATE
                                     OFFICE      APARTMENTS       PARKING      AND OTHER       TOTAL
                                   -----------   -----------    -----------   -----------   -----------
REVENUE FROM EXTERNAL CUSTOMERS     11,305,759     4,421,632        867,434     1,588,337    18,183,162
INTEREST EXPENSE                     1,577,443     1,081,781             --       360,896     3,020,120
DEPRECIATION AND AMORTIZATION        1,713,820       957,849        109,365       365,795     3,146,829
SEGMENT INCOME (LOSS) BEFORE TAX     2,417,391      (509,888)       261,676       563,852     2,733,031
CAPITAL EXPENDITURES BY SEGMENT      1,499,673       471,525        193,684        56,692     2,221,574
IDENTIFIABLE SEGMENT ASSETS         49,354,617    24,262,163      2,464,540    17,729,027    93,810,347

                                   --------------------------------------------------------------------
                                                              SEPTEMBER 30, 2001
                                   --------------------------------------------------------------------
                                    COMMERCIAL                                CORPORATE
                                     OFFICE      APARTMENTS       PARKING      AND OTHER       TOTAL
                                   -----------   -----------    -----------   -----------   -----------
REVENUE FROM EXTERNAL CUSTOMERS     10,448,788     4,838,062      1,406,316     1,523,254    18,216,420
INTEREST EXPENSE                     1,708,824     1,136,962        132,694       511,121     3,489,601
DEPRECIATION AND AMORTIZATION        1,810,134       918,688        220,310       359,054     3,308,216
SEGMENT INCOME (LOSS) BEFORE TAX     1,989,489       162,954        487,258       166,801     2,806,502
CAPITAL EXPENDITURES BY SEGMENT      1,288,702       279,298            222       177,999     1,746,221
IDENTIFIABLE SEGMENT ASSETS         47,250,558    25,675,886      2,152,674    18,167,364    93,246,482

Following is information for each segment for the three months ended September 30, 2001 and 2001:

                                   --------------------------------------------------------------------
                                                              SEPTEMBER 30, 2002
                                   --------------------------------------------------------------------
                                    COMMERCIAL                                CORPORATE
                                     OFFICE      APARTMENTS       PARKING      AND OTHER       TOTAL
                                   -----------   -----------    -----------   -----------   -----------
REVENUE FROM EXTERNAL CUSTOMERS      3,502,876     1,429,507        279,277       473,203     5,685,363
INTEREST EXPENSE                       520,676       355,683             --       122,247       998,606
DEPRECIATION AND AMORTIZATION          589,702       326,241         43,446       125,222     1,084,611
SEGMENT INCOME (LOSS) BEFORE TAX       313,669      (489,776)        70,401       126,980        30,274
CAPITAL EXPENDITURES BY SEGMENT        826,317       327,378        183,169        21,770     1,358,634
IDENTIFIABLE SEGMENT ASSETS         49,354,617    24,262,163      2,464,540    17,729,027    93,810,347

                                   --------------------------------------------------------------------
                                                              SEPTEMBER 30, 2001
                                   --------------------------------------------------------------------
                                    COMMERCIAL                                CORPORATE
                                     OFFICE      APARTMENTS       PARKING      AND OTHER       TOTAL
                                   -----------   -----------    -----------   -----------   -----------
REVENUE FROM EXTERNAL CUSTOMERS      3,464,049     1,616,132        243,866       500,122     5,824,169
INTEREST EXPENSE                       541,677       374,446             --       150,805     1,066,928
DEPRECIATION AND AMORTIZATION          619,098       310,721         27,528       123,897     1,081,244
SEGMENT INCOME (LOSS) BEFORE TAX       573,775      (209,959)        59,439        76,571       499,826
CAPITAL EXPENDITURES BY SEGMENT        278,510       129,473            222        47,930       456,135
IDENTIFIABLE SEGMENT ASSETS         47,250,558    25,675,886      2,152,674    18,167,364    93,246,482


7. PROFORMA INFORMATION

On June 20, 2001, the Company sold the Tower Garage to a subsidiary of Commerce Bancshares, Inc. The unaudited pro forma information below presents the results of operations without the Tower Garage for the three and nine months ended September 30, 2001. This pro forma operating results are not necessarily indicative of what the actual results would have been had the Tower Garage been sold on January 1, 2001.

                                                Unaudited
                                     ---------------------------------
                                     9 months ended    3 months ended
                                     ---------------   ---------------
                                         9/30/01           09/30/01
                                     ---------------   ---------------
          Total Revenue              $    17,652,507   $     5,863,336
          Net Income                       1,799,207           328,787
          Basic earnings per share   $          9.99   $          1.83

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and a $12,490,000 line of credit with Commerce Bank, N.A. Commerce Bank has issued $6,721,000 in letters of credit resulting in $5,769,000 available under the line at September 30, 2002. At September 30, 2002, the Company had no outstanding borrowings on the line of credit. This line of credit has been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize any off-balance sheet financing or leasing transactions of any kind.

Cash provided by operations during the nine months ended September 30, 2002 was $5,593,660, approximately $247,021 higher than the same period ended September 30, 2001 primarily because of increased net income. Investing activities used $4,660,867 of cash, primarily due to an increase in capital expenditures. Financing activities used $1,762,993. The Company has not experienced liquidity problems during the nine months ended September 30, 2002. The Company does not anticipate any difficulties in meeting its liquidity needs currently or in the foreseeable future. The Company has cash on hand of $2,997,320 at September 30, 2002, the credit line described above and cash generated by future operations. The decrease in cash and cash equivalents is due to changes in the level of capital expenditures and financing activities in the respective periods, offset by an increase in cash flows from operating activities, primarily due to the lease buyout of Kaiser and DEA at our Barkley Place and UMB commercial office buildings and changes in accounts receivable and current liabilities. Management believes the Company's current cash position and the properties' ability to provide operating cash flow should enable the Company to fund anticipated capital expenditures and service debt in 2002.

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

RELATED PARTY TRANSACTIONS

The Company has a variety of related party transactions with Commerce. In addition to the borrowing arrangement described above, the Company has the following transactions with Commerce:

         o Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases for the nine months ended September 30, 2002 was $1,464,180 and $497,261 for the three months ended September 30, 2002. Such leases contain lease rates and other provisions similar to those of other leases with unrelated parties.

         o Management fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company is overseeing the rehabilitation of the Commerce Trust Building. Total fees earned under these arrangements were $639,439 for the nine months ended September 30, 2002. Total fees earned for the three months ended September 30, 2002 was $177,861. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

         o Interest and other income - The Company owns 123,991 shares of Commerce Bancshares common stock and received dividend income of approximately $60,000 on such shares through September, 2002 and $20,000 for the three months from July 1, 2002 to September 30, 2002. In addition, excess funds are deposited in Commerce Bank, N.A. Interest earned on such deposits aggregated approximately $68,000 for the nine months and $18,000 for the three months ended September 30, 2002. The Company may earn lease commissions and consulting fees on property owned by or rented by Commerce under a listing agreement. Total fees earned under these arrangements were approximately $26,000 for the nine months and $7,000 for the three months ended September 30, 2002. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

RESULTS OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 2002
             COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         Total revenue decreased $33,258. The lease buyout of tenants at the Barkley Place and UMB commercial office building for $1,450,000, and an increase in monthly parking at the 811 Main Garage, offset by the sale of the Tower Garage in June, 2001, the vacancy of the 9221 Quivira commercial office building and an increase in vacancy at the apartment complexes resulted in an $269,199 increase in rental income.

         Management and service fees increased primarily due to the increase in construction fees charged for the Trust Building renovation to date, which is based on invoices billed and processed.

         The decrease in the gain on sale of real estate is due to the sale of the Tower Garage in June, 2001. Real estate commissions earned of $62,442 in 2002 and an increase in cash invested in short term investments accounts for the increase in interest and other income.

         Operating expenses decreased due to a decrease in utilities, offset by an increase in salaries. Maintenance and repairs increased due to repairs and snow removal at our apartment complexes, repairs, including caulking, and elevator and escalator repairs at the Commerce

Tower, duct cleaning at the Barkley Place commercial office building, and an increase in security costs at the 811 Main and Commerce Tower.

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

                      THREE MONTHS ENDED SEPTEMBER 30, 2002
             COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         Total revenue decreased $138,805. The decrease in occupancy at the Barkley Place, the vacancy of the 9221 Quivira commercial office building and the decrease in occupancy at the apartment complexes, offset an increase in monthly parking at the 811 Main Garage and the lease buyout of the DEA at our UMB commercial office building resulted in an $130,583 increase in rental income.

         Management and service fees decreased primarily due to the decrease in construction fees, offset by an increase in management fees due to an additional adjustment billing.

         The decrease in interest and other income is primarily the increase in real estate commissions earned in the 3rd quarter of 2002 offset by the decrease in other income as compared to the same period in 2001.

         Operating expenses increased primarily due to a slight increase in salaries and benefits as compared to 2001. Maintenance and repairs increased for this period due to the following: an increase in repairs, duct cleaning at our Barkley Place commercial office building, caulking and escalator repairs at our Commerce Tower commercial office building and an increase in repairs at two of our apartment complexes, trim painting, electrical and parking lot repairs at New Mark, parking lot repairs and painting of our Peppertree apartments, offset by the 2001 painting at Hillsborough.

         Depreciation and amortization increased slightly due to a decrease in amortization and an increase in depreciation for furniture and equipment as compared to the same period in 2001. The change in taxes other than income represents the increase in real estate taxes of the Woodlands Plaza #1 commercial office building, offset by the sale of the Tower Garage.

         General, administrative and other also increased due to an increase in advertising and leasing, and increase in our property and liability insurance, offset by a decrease in professional fees.

         Interest expense decreased primarily due to the decrease in interest paid on long term mortgages for the quarter as compared to the same period in 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           The Company is exposed to various market risks, including equity investment prices and interest rates.

           The Company has 123,991 shares of common stock of Commerce Bancshares, Inc. with a fair value of $4,844,328 as of September 30, 2002. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally move consistently with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $296,000 effect on comprehensive income.

          The Company has approximately $6,400,000 of variable rate debt as of September 30, 2002. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $39,000. This debt is not hedged.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of the Company, including the Company's chief executive officer and chief financial officer, the Company's management has evaluated the effectiveness of the design and cooperation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  The Company is not involved in any pending legal proceedings incident to the business of the Company, which would involve amounts in the aggregate which management believes are material to the balance sheets or statements of income.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS

         Exhibit 99.1 - Certification of James M. Kemper, Jr., pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2002.

         Exhibit 99.2 - Certification of Robert C. Harvey, III, pursuant to
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2002.

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

TOWER PROPERTIES COMPANY




/s/ Thomas R. Willard
------------------------------------------
Thomas R. Willard
President




/s/ Robert C. Harvey, III
------------------------------------------
Robert C. Harvey, III
Vice President and Chief Financial Officer




Date:  November 14, 2002

                                  CERTIFICATION

I, James M. Kemper, Jr., certify that:

1.       I have reviewed this quarter report on Form 10-Q of Tower Properties
         Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                     /s/ James M. Kemper, Jr.
                                                     --------------------------
         November 14, 2002                           Chief Executive Officer

                                  CERTIFICATION

I, Robert C. Harvey, III, certify that:

         7. I have reviewed this quarter report on Form 10-Q of Tower Properties Company;

         8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows the registrant as of, and for, the periods presented in this quarterly report;

         10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                           (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared:


                           (b)      evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                           (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                           (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ Robert C. Harvey, III
                                                    ---------------------------
                  November 14, 2002                 Chief Financial Officer