Form 10-K
period 2002-12-31
TOWER PROPERTIES CO
filed 2003-03-27
CIK 98827

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002       Commission file number 0-18261

                            Tower Properties Company
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           Missouri                                         43-1529759
STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION

 911 Main Street, Kansas City, Missouri                       64105
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

________________________________________        ________________________

________________________________________        ________________________

Securities registered pursuant to Section 12(g) of the Act:

                            $1 Par Value Common Stock
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [ ]

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

                        $15,701,966 at February 18, 2003

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                   $1 Par Value Common Stock - 91,158 Shares

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

Portions of Annual Report to Stockholders for the year ended Dec. 31, 2002, are incorporated by reference in Parts I, II and IV. Portions of the Annual Proxy Statement for the Annual Meeting of Stockholders to be held April 9, 2003 are incorporated by reference into Part III.

Part I

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

      (c)   Narrative Description of Business:

            The Company is primarily engaged in the business of owning, developing, leasing and managing real property. The Company owns and manages 1,278,000 rentable square feet of office and warehouse space located in the Kansas City and St. Louis metropolitan areas. Substantially all the improved real estate owned by the Company consists of office buildings and a warehouse and a warehouse/office facility held for lease, automobile parking garages, apartments and land held for future sale. The Company has not pursued a policy of acquiring real estate on a speculative basis, although some real estate owned by the Company may be sold at a future time.

            The Company leasing operations provided rental income constituting approximately 94 percent of the 2002 revenues. The Company competes with other building owners in the renting and leasing of office building space. The Company employs approximately

            47 persons on a full-time basis and approximately 2 persons on a part-time basis. The remaining 6 percent of 2002 revenues include management, service and construction fees (3 percent), real estate sales and commission (1 percent) and other income (2 percent).

            The Company leases rental space and provides services to Commerce Bancshares, Inc. The annual aggregate rental and service fees paid to the Company by Commerce will vary depending upon the space occupied and services provided. For the years ended December 31, 2002, 2001 and 2000, the Company received rent and fees of $5,801,954, $3,742,575 and $5,998,617, respectively, from Commerce.
            The Company was also reimbursed by Commerce for utilities in the amount of $67,617, $5,643 and $57,783 in 2002, 2001 and 2000.

      Item 2. Properties.

      (a)   The following real property is owned, in fee, by Registrant:

            (1) The Commerce Tower, a 30-story office building located at 911 Main Street, Kansas City, Missouri, was opened for occupancy in January 1965. The Commerce Tower has net rentable space of approximately 446,000 square feet and is presently 82 percent occupied. The building, of modern architectural design, has six elevators serving the first 17 floors and an additional six express elevators serving the 17th through the 30th floors. The Company considers the Commerce Tower to be in good condition

            (2) The Barkley Place, a 6-story 99,000 rentable square foot office building located in Overland Park, Kansas. The building was completed in 1988. The Company purchased the building on July 15, 1994. The Company considers the building to be in good condition. The building is 89 percent occupied. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $2,956,953.

            (3) 6601 College Boulevard, a 6-story 101,200 rentable square foot office building, located in Overland Park, Kansas. The building was completed in 1979. The Company purchased the building on December 15, 1995. The Company considers the building to be in good condition. The building is 100 percent leased under a triple net lease expiring in 2010. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $4,382,946.

            (4) 9221 Quivira, a 1-story 24,000 rentable square foot office building and an adjacent 70,000 square foot vacant parcel of land, located in Overland Park, Kansas. The building was completed in 1968. The Company purchased the building on December 27, 1996. The Company considers the building to be in good condition. The building is vacant. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $1,007,664.

            (5) UMB Bank, a 6-story 52,500 rentable square foot office building with covered parking on five levels plus surface parking on top of the attached garage located at 7911 Forsyth, Clayton, Missouri. The building was completed in 1985. The Company purchased the building on December 1, 1998. The Company considers the building to be in excellent condition. The building is presently 71% leased. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $6,321,223.

            (6) Woodlands Plaza I, a 3-story 93,500 rentable square foot office building with surface parking for 348 cars located at 11720 Borman Drive, St. Louis, Missouri. The building was built in 1981 and renovated in 1998. The Company purchased the building on December 29, 2000. The Company considers the building to be in excellent condition. The building is 100% leased. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $6,748,795.

            (7) A warehouse/office facility, located at 9200 Cody, Overland Park, Kansas. The building contains approximately 24,100 square feet of office space and 96,800 square feet of warehouse space. The building was constructed in 1973, with an addition in 1976 and an expansion completed in 1997. The Company purchased the facility on June 30, 1995. The Company considers this facility to be in good condition. The building is 100 percent leased under a triple net lease through 2010. The warehouse/office facility is subject to a mortgage deed of trust securing a loan with a balance owing of $1,578,793. The expansion is subject to a mortgage deed of trust security a loan with a balance of $657,706.

            (8) A warehouse, located at 9909 Lakeview, Lenexa, Kansas. The building contains approximately 115,000 square feet of warehouse space. The building was constructed in 1987. The Company purchased the facility on December 18, 1996. The Company considers this facility to be in excellent condition. The building is presently 100% leased. The single tenant has exercised their option to terminate and will vacate by the end of the 1st quarter of 2003. The warehouse is subject to a mortgage deed of trust securing a loan with a balance owning of $2,298,176.

            (9) A 29-building, 374-unit apartment complex, on a 30.7-acre tract, located at New Mark Drive and North Cherry in Kansas City North, Missouri. Construction of the first phase was completed in mid-1971, completion of the second phase in 1978, completion of the third phase in 1998, and completion of the fourth phase in 1999. The apartments are 82 percent occupied. The Company considers the complex to be in good condition. The original 210 unit apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $1,441,856. The 140 units, Phase III, are subject to a mortgage deed of trust securing a loan with a balance owing of $4,371,358. The 24 units, Phase IV, are subject to a mortgage deed of trust securing a loan with a balance owing of $956,178.

            (10) A 24-building, 329-unit apartment complex, on a 30.3-acre tract, located at 5401 Fox Ridge Drive in Mission, Kansas. Construction of the complex was completed in

                  1985, with an addition of 7 buildings in 1996. The Company purchased the complex on December 31, 1992. The Company considers the 24-building complex to be in good condition. The apartments are 92 percent occupied. The original 261 apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $5,493,855. The 68 units are subject to a mortgage deed of trust securing a loan with a balance owing of $2,188,033.

            (11) A 7-building, 162-unit apartment complex, on an 8.7-acre tract located at 6800 Antioch in Merriam, Kansas. Construction of the complex was completed in 1987. The Company purchased the complex on September 30, 1993. The Company considers the 7-building complex to be in good condition. The apartments are 81 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $2,918,549.

            (12) One block of surface parking bounded generally by Sixth Street, Baltimore Street, Seventh Street and Wyandotte Street in Kansas City, Missouri. This parking location contains approximately 201 parking stalls and is collateral for a line of credit with Commerce Bank.

            (13) A block of surface parking located generally at the corner of Eighth and Wyandotte Streets in Kansas City, Missouri, that contains approximately 191 parking stalls and a surface parking located at 102 E. 8th in Kansas City, Missouri, that contains approximately 40 parking stalls. These parking locations are collateral for a line of credit with Commerce Bank.

            (14) The two-story parking facility located at the Northwest corner of Ninth and Walnut in Kansas City, Missouri, immediately adjacent to the 811 Main building and garage. This parking facility was demolished in the 2nd quarter of 2002 for construction of a 339 car expansion of the 811 Main Garage.

            (15) The 811 Main building, Kansas City, Missouri consisting of an L-shaped, 12-story combination office building and parking garage, was completed in 1959. The first five floors are utilized primarily for parking, although approximately 24,000 rentable square feet of ground floor and lower level space is available for use as commercial office space and storage. The office space extending from the 6th floor through the 12th floor encloses a gross area of approximately 200,600 rentable square feet. The building became a full-service, multi-tenant building in April 1996, and is presently 100 percent occupied. The condition of the property is considered good. The building is subject to a mortgage deed of trust of trust securing a loan with a balance of owing of $5,315,574.

            (16) 700 Baltimore surface parking in Kansas City, Missouri. Through a tax-free exchange between Delaware Redevelopment Corporation for the 710 Main Garage Building on September 1, 1999, the Company obtained this 251 surface parking lot for $250,000. The property value of 700 Baltimore appraised for $3,450,000 and the value of the 710 Main Garage was determined to be $3,200,000. The condition of the property is considered good and is collateral for a line of credit with Commerce Bank.

            (17) A tract of ground approximately one-half block in width on the east side of Main Street between 6th and 8th Streets in Kansas City, Missouri. The Company successfully pursued quiet title actions against the leaseholder, and as a result, now holds clear title to the leasehold improvements on this tract, Prom/Rodeway Inn and 711 Main Garage. These structures were functionally obsolete. The Company had remediated environmental problems in the buildings and in 1997, the Company demolished the north Rodeway facility and completed a 112 car surface parking lot. This parking location is collateral for a line of credit with Commerce Bank. The south facility contains a 204 car-parking garage at 711 Main, Kansas City, Missouri

            (18) An irregular tract of ground located at 600 Main in Kansas City, Missouri containing approximately 35,000 square feet, which was previously leased in part to a service station until December 1996. The company demolished the station in 1997 and completed the entire area for a 91 car surface parking lot. This parking location is collateral for a line of credit with Commerce Bank.

      (b) New Mark, a division of the Company, originally owned 1,207 acres located in Kansas City North, Missouri, immediately adjacent to and contiguous with the apartment complex owned by the Company. The tract is owned in fee. Residential lots and land aggregating approximately 847 acres have been sold from the tract by the Company. 42 acres have been utilized in Company apartment development. An additional 116 acres have been dedicated to streets, and 103 acres are designated as an open greenbelt area. An additional 60 acres were sold in February, 2003.

      Item 3. Legal Proceedings.

      During the quarter ended June 30, 2001, the Company was served regarding a civil action filed by a former tenant of the Commerce Tower Building. The suit alleges that asbestos fibers were released as the result of a fire on July 22, 2000 in a suite in the building. The suit seeks damages for property damage, medical monitoring and relocation on theories of negligence, nuisance and breach of contract. There is also a claim for punitive damages. Plaintiff alleges that he brings the suit on behalf of himself and on behalf of the leasehold tenants of Commence Tower on July 22, 2000. There have been no proceedings on the class issue.

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

      Item 4. Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of 2002.

Part II

      Item 5. Market for Registrant's Common Stock and Related Security Holder Matters.

      The Company's stock is traded in the "over-the-counter" market and trading of such stock is limited. The schedule below depicts the bid and asked prices, as provided by an investment banking firm, in each quarter of 2002 and 2001. The "over-the-counter" market quotations shown below reflect interdealer prices without retail markup, markdown or commissions and may not necessarily represent actual transactions.

                                    2002                     2001
                             -------------------     -------------------
                  Quarter      Bid        Asked        Bid        Asked
                  -------    -------     -------     -------     -------
                  First      $175.00     $    --     $156.00     $    --
                  Second      175.00          --      160.00          --
                  Third       175.00          --      160.00          --
                  Fourth      175.00          --      165.00          --

      There are no present or future restrictions on the ability of Registrant to pay common stock dividends. No dividends were paid in 2002 or 2001.

      The table below shows the number of holders of record of each class of equity securities of Registrant as of February 18, 2003:

                                                     Number of
                   Title of Class                 Security Holders
                   --------------                 ----------------
                  Common stock,
                  $1.00 par value                       374

      Item 6. Selected Financial Data.

      Reference is made to the caption "Selected Financial Data" on Page 30 of Registrant's 2002 Annual Report to Stockholders for a summary of certain financial data for the Registrant for each of its last five fiscal years. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information set forth therein is incorporated herein by reference.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Reference is made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 23 through 29 of Registrant's 2002 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

      Item 7a. Market Risk Disclosure.

      Reference is made to caption "Market Risk Disclosure" set forth on Page 29 of Registrant's 2002 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

      Item 8. Financial Statements and Supplementary Data.

      Reference is made to Pages 4 through 21 and Pages 30 through 32 of Registrant's 2002 Annual Report to Stockholders which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

      Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

Part III

      Item 10. Directors and Executive Officers of the Registrant.

      Reference is made to the caption "Election of Directors" set forth on Page 3 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 09, 2003. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein relating to the names, ages, positions, terms of office, family relationships and business experience of Registrant's directors is incorporated herein by reference.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of Forms 3, 4 and 5 furnished to Registrant pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year ended December 31, 2002, Registrant believes that all such reports required to be filed during such fiscal year by Registrant's officers, directors, and 10% beneficial owners were timely filed except for the reports described in this paragraph. During December 2002, Brian D. Everist, David W. Kemper, Jonathan M. Kemper, and William
      E. Quirk, directors of Registrant, each filed one untimely Form 4 with respect to one transaction in Registrant's common stock. All four of these Forms 4 were filed less than one week after their due date.

      Item 11. Executive Compensation.

      Reference is made to the captions "Summary Compensation Table" and "Compensation Plans" set forth on Pages 8 through 11 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 09, 2003. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein is incorporated herein by reference.

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Reference is made to the caption "Security Ownership of Certain Beneficial Owners and Management" set forth on Page 5 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 09, 2003. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

      Item 13. Certain Relationships and Related Transactions.

      Reference is made to the caption "Transactions" set forth on Page 12 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held April 09, 2003. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

      Item 14. Controls and Procedures.

      Under the supervision and with the participation of the management of the Company, including the Company's chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this annual report. Based on that evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

      Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1) Financial Statements. The following consolidated financial statements of the Registrant, together with the reports of independent public accountants, contained in the Registrant's 2002 Annual Report to Stockholders are hereby incorporated herein:

                  Consolidated Balance Sheets - December 31, 2002 and 2001

                  Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Stockholders' Investment for the Years Ended December 31, 2002, 2001 and 2000

                  Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

                  Notes to Consolidated Financial Statements

                  Report of Independent Public Accountants

         (2) Schedule III, contained in the Registrant's 2002 Annual Report to Stockholders, is incorporated herein by reference.

                  All other schedules have been omitted because the required information is shown in the financial statements or notes thereto, because the amounts involved are not significant or because of the absence of the conditions under which they are required.


         (3) Exhibits.

Item No.                  Description                                  Location
--------      -----------------------------------         -----------------------------------
  3(a)        Articles of Incorporation of                Filed on March 30, 1990, as
              Tower Acquisition Corp.                     Exhibit 3(a) to Registrant's 1989
                                                          Form 10-K (File No. 0-18261)

  3(b)        Bylaws of Tower Acquisition                 Filed on March 30, 1990, as
              Corp.                                       Exhibit 3(b) to Registrant's 1989
                                                          Form 10-K (File No. 0-18261)



Item No.                  Description                                  Location
--------      -----------------------------------         -----------------------------------
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

 10(a)        Hillsborough Apartment Complex              Filed on January 11, 1993, as
              Acquisition agreement                       Exhibit A to Registrant's
                                                          Form 8-K (File No. 0-18261)

   (b)        Peppertree Apartment Complex                Filed on October 12, 1993, as
              Acquisition agreement                       Exhibit A to Registrant's Form 8-K
                                                          (File No. 0-18261)

   (c)        Barkley Place Office Building               Filed on July 26, 1994, as
              Acquisition agreement                       Exhibit A to Registrant's
                                                          Form 8-K (File No. 0-18261)

   (d)        6601 College Boulevard Office               Filed on February 27, 1996, as
              Building acquisition agreement              Exhibit A to Registrant's
                                                          Form 8-K
                                                          (File No. 0-18261)

   (e)        UMB Bank Office Building                    Filed on February 16, 1999, as
              Acquisition agreement                       Exhibit A to Registrant's
                                                          Form 8-K
                                                          (File No. 0-18261)

   (f)        Woodlands Plaza I Office                    Filed on March 29, 2001, as
              Building Acquisition agreement              Exhibit A to Registrant's Form 8K
                                                          (File No. 0-18261)

   (g)        Tower Garage Sales Agreement                Filed on August 15, 2001 as
                                                          Exhibit A to Registrant's Form
                                                          10-Q (File No. 0-18261)


Item No.                  Description                                  Location
--------      -----------------------------------         -----------------------------------

13            Tower Properties Company's Annual
              Report to its Stockholders for the
              2002 fiscal year. Such report is
              furnished for the information of the
              Commission and is not to be deemed as
              filed as part of this report.


(b) Reports on Form 8-K. Registrant filed no required reports on Form 8-K during the last quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TOWER PROPERTIES COMPANY
                                                      (Registrant)


DATE: March 27, 2003                  BY: /s/ JAMES M. KEMPER, JR.
                                          ------------------------------------
                                                  James M. Kemper, Jr.
                                                       Chairman


DATE: March 27, 2003                  BY: /s/ ROBERT C. HARVEY III
                                          ------------------------------------
                                                  Robert C. Harvey III
                                              Chief Financial Officer, Vice
                                                 President and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


DATE: March 27, 2003                    BY: /s/ DAVID W. KEMPER
                                            ------------------------------------
                                                       David W. Kemper
                                                          Director


DATE: March 27, 2003                    BY: /s/ BRIAN D. EVERIST
                                            ------------------------------------
                                                      Brian D. Everist
                                                          Director


DATE: March 27, 2003                    BY: /s/ JONATHAN M. KEMPER
                                            ------------------------------------
                                                     Jonathan M. Kemper
                                                          Director


DATE: March 27, 2003                    BY: /s/ WILLIAM E. QUIRK
                                            ------------------------------------
                                                      William E. Quirk
                                                          Director


DATE: March 27, 2003                    BY: /s/ THOMAS R. WILLARD
                                            ------------------------------------
                                                      Thomas R. Willard
                                             President, Chief Executive Officer,
                                                        and Director

                                  CERTIFICATION

I, Thomas R. Willard, certify that:

      1. I have reviewed this annual report on Form 10-K of Tower Properties Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
                        Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ THOMAS R. WILLARD
                                        ----------------------------------------
            March 27, 2003                Thomas R. Willard
                                          Chief Executive Officer

                                  CERTIFICATION

I, Robert C. Harvey, III, certify that:

      1. I have reviewed this annual report on Form 10-K of Tower Properties Company;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows the registrant as of, and for, the periods presented in this annual report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this annual report is being prepared:

                  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
                        Date:

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

                  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                        /s/ ROBERT C. HARVEY, III
                                        ----------------------------------------
            March 27, 2003                  Robert C. Harvey, III
                                            Chief Financial Officer