Form 10-Q
period 2003-03-31
TOWER PROPERTIES CO
filed 2003-05-14
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                 (Mark One)
             [X] Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For Quarter Ended March 31, 2003, or
                 ------------------------------------

             [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from _______to_______


                         Commission File Number 0-18261
                            TOWER PROPERTIES COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)


        Missouri                                         (43-1529759)
        --------                                         ------------
(State of incorporation)                       (IRS Employer Identification No.)


Suite 100,  911 Main Street,   Kansas City, Missouri                64105
--------------------------------------------------------------------------------
(Address of principal executive offices)                          Zip Code


                                 (816) 421-8255
                                 --------------
              (Registrant's telephone number, including area code)
              ----------------------------------------------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes  X    No
    ---      ---

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes       No  X
    ---      ---

         177,510 shares of common stock, $1.00 par value per share, outstanding at April 30, 2003

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                            TOWER PROPERTIES COMPANY
                                 BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002


                                                                             (UNAUDITED)
                                                                                 2003                2002
                                                                             -------------      -------------
                                     ASSETS
Investment in Commercial Properties:
    Rental Property, Net                                                    $  71,284,003      $  71,657,174
    Tenant Leasehold Improvements, Net                                          3,879,739          4,199,945
    Equipment and Furniture, Net                                                3,938,213          4,076,940
    Construction in Progress                                                   12,549,213          7,133,934
      Commercial Properties, Net                                               91,651,168         87,067,993
                                                                            -------------      -------------
Real Estate Held for Sale                                                         156,717            472,658

Cash and Cash Equivalents (Related Party)                                       1,204,772            282,696
Investment Securities at Fair Value (Related Party)                             4,758,445          5,115,165
Receivables                                                                     1,479,681          2,059,774
Income Taxes Recoverable                                                             --              143,408
Prepaid Expenses and Other Assets                                                 982,215            977,275
                                                                            -------------      -------------

          TOTAL ASSETS                                                      $ 100,232,998      $  96,118,969
                                                                            =============      =============

                    LIABILITIES AND STOCKHOLDERS' INVESTMENT

Liabilities:
    Mortgage Notes Payable                                                  $  48,049,076      $  48,637,659
    Construction Loan (Related Party)                                           5,863,913               --
    Real Estate Bond Issue                                                      6,400,000          6,400,000
    Line of Credit (Related Party)                                                725,000            800,000
    Accounts Payable and Other Liabilities                                      2,353,663          4,279,150
    Income Taxes Payable                                                          419,998               --
    Deferred Income Taxes                                                       2,979,623          3,118,744
                                                                            -------------      -------------

          Total Liabilities                                                    66,791,273         63,235,553

Commitments and Contingencies

Stockholders' Investment:
Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                                              --                 --
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        183,430 Shares                                                            183,430            183,430
  Paid-In Capital                                                              18,480,404         18,480,404
  Retained Earnings                                                            13,350,227         12,469,002
  Accumulated Other Comprehensive Income                                        2,375,893          2,593,493
                                                                            -------------      -------------
                                                                               34,389,954         33,726,329
  Less Treasury Stock, At Cost (5,907 and
     5,297 shares in 2003 and 2002, respectively)                                (948,229)          (842,913)
                                                                            -------------      -------------
    Total Stockholders' Investment                                             33,441,725         32,883,416
                                                                            -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                              $ 100,232,998      $  96,118,969
                                                                            =============      =============


               See accompanying notes to the financial statements

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   (UNAUDITED)


                                                        2003           2002
                                                     ----------     ----------
REVENUES
Non-Related Party Revenues:
  Rent                                               $4,621,493     $6,158,510
  Gain on Sale of Real Estate                           494,350           --
  Interest and Other Income                              25,377         57,115
                                                     ----------     ----------
     Total Non-Related Party Revenues                 5,141,220      6,215,625

Related Party Revenues:
  Rent                                                  949,583        497,181
  Management and Service Fee                            177,186        215,123
  Interest and Dividend Income                           24,572         44,305
                                                     ----------     ----------
     Total Related Party Revenues                     1,151,341        756,609
                                                     ----------     ----------

          Total Revenues                              6,292,561      6,972,234
                                                     ----------     ----------

OPERATING EXPENSES
  Operating Expenses                                    973,068        897,654
  Maintenance and Repairs                               984,191      1,034,547
  Depreciation and Amortization                       1,071,512      1,031,340
  Taxes Other than Income                               464,669        460,358
  General, Administrative and Other                     407,782        362,270
                                                     ----------     ----------
        Total Operating Expenses                      3,901,222      3,786,170

OTHER EXPENSE
  Interest (Including Related Party)                    946,708      1,013,805
                                                     ----------     ----------

        Income Before Provision for Income Taxes      1,444,631      2,172,259

PROVISION FOR INCOME TAXES                              563,406        847,181
                                                     ----------     ----------

NET INCOME                                           $  881,225     $1,325,078
                                                     ==========     ==========

Earnings Per Share:
  Basic                                              $     4.96     $     7.41
                                                     ==========     ==========
  Diluted                                            $     4.95     $     7.39
                                                     ==========     ==========
Weighted Average Common Shares Outstanding:
  Basic                                                 177,713        178,931
                                                     ==========     ==========
  Diluted                                               177,958        179,192
                                                     ==========     ==========


                See accompanying notes to financial statements.

                            TOWER PROPERTIES COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                   UNAUDITED


                                                    2003              2002
                                                 -----------      -----------
NET INCOME                                       $   881,225      $ 1,325,078

Unrealized holding gain (loss) on marketable
equity securities arising during the period         (356,721)         648,473

Deferred income tax benefit (expense)                139,121         (252,905)
                                                 -----------      -----------

Comprehensive income                             $   663,625      $ 1,720,646
                                                 ===========      ===========


               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                            STATEMENTS OF CASH FLOW
          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002
                                  (UNAUDITED)


                                                                          2003             2002
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $   881,225      $ 1,325,078
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation                                                         734,331          755,184
      Amortization                                                         337,181          276,156
      Gain on Sale of Real Estate and Commercial Property                 (494,350)            --
    Change in Balance Sheet Accounts, Net:
      Accounts Receivable                                                  580,094            9,985
      Prepaid Expenses and Other Assets                                     (6,555)          11,068
      Accounts Payable and Other Liabilities                            (1,925,489)          95,045
      Current Income Taxes                                                 563,406          754,681
                                                                       -----------      -----------
          Net Cash Provided by Operating Activities                        669,843        3,227,197
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
                                                                       $(5,415,279)        (438,214)
  Net Change in Construction in Progress
  Proceeds from Sale of Real Estate and Commercial Properties, Net         734,200
  Additions to Equipment & Furniture, Net                                  (56,729)         (69,316)
  Additions to Rental Income Property, Net                                 (89,612)          (4,270)
  Additions to Leasehold Improvements, Net                                  (1,417)        (183,121)
                                                                       -----------      -----------
          Net Cash Used in Investing Activities                         (4,828,837)        (694,921)
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Principal Payments on Mortgage Notes                                 $  (588,583)        (544,598)
  Proceeds from Long Term Borrowings                                     5,863,913             --
  Net Change in Short Term Borrowings                                      (75,000)            --
  Purchase of Treasury Stock                                              (105,316)            --
  Deferred Loan Costs                                                      (13,944)         (92,228)
                                                                       -----------      -----------
          Net Cash Provided by (Used in) Financing Activities            5,081,070         (636,826)
                                                                       -----------      -----------

NET INCREASE IN CASH                                                       922,076        1,895,450

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             282,696        3,827,520
                                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 1,204,772      $ 5,722,970
                                                                       ===========      ===========


               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The financial statements included herein have been prepared by Tower Properties Company (the Company) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 2002 to provide a description of the accounting policies which have been continued without change, and for additional information about the Company's financial condition.

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

        The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company assesses the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to expected projected future operating results; significant changes in the manner of the use of the assets; and significant adverse industry or market economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

2. Interest of $54,867 and $0 was capitalized during the first three months of 2003 and 2002, respectively.

3. Interest paid during the three months of 2003 and 2002 for long-term mortgages amounted to $942,861 and $987,097, respectively. Interest paid to related party was $37,572 and $8,505 for the first three months of 2003 and 2002, respectively. Income taxes paid during the first three months of 2003 and 2002 amounted to $0 and $92,500, respectively.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain of $3,894,907 net of tax effects of $1,519,014 is reflected as a separate component of equity. The decrease in the net unrealized holding gain for the three months from January 1, 2003 to March 31, 2003, net of deferred taxes, was $217,600.

5.      COMMITMENTS AND CONTINGENCIES:

        The Company has outstanding construction commitments of $17,000,000 for construction of Phase V New Mark apartments and construction commitments of $7,000,000 for the expansion of the 811 Garage as of March 31, 2003. Through March 31, 2003 disbursements on those projects aggregated $7,141,000 and $3,505,000, respectively. The projects began in the third quarter of 2002 and will be completed in the 4th quarter of 2003. The Company has loan commitments from Commerce Bank, N.A. for these projects of $10,250,000 for New Mark Phase V and $2,400,000 for the 811 Garage Expansion, totaling $12,650,000 of which $5,864,000 and $-0-, respectively, has been drawn to date leaving funds available for draw of $6,786,000. The remaining $8,360,000 cash required for these projects will be met from cash from operations and the remaining line of credit availability of $5,044,000. The Company has adequate resources to collateralize any additional financing that may be necessary to meet the Company's liquidity needs. The Company has cash on hand of $1,205,000 at March 31, 2003. The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk.

        Congress passed the Americans With Disabilities Act (the Act) of 1990 which became effective January 26, 1992. The Act contains provisions for building owners to provide persons with disabilities with accommodations and access equal to, or similar to, that available to the general public. Management cannot estimate the eventual impact of the Act on the financial condition or results of operations of the Company since certain provisions of the Act are open to interpretation. The Company is implementing the requirements of the Act that are readily achievable and will not constitute an undue burden on the Company.

        Due to governmental regulations regarding asbestos and the uncertainty surrounding the advantages and disadvantages of asbestos removal, the Company will continue to monitor the status of asbestos in its commercial office buildings and will take appropriate action when required. The cost to remove all asbestos from properties owned by the Company cannot be determined; however, these removal costs could have a significant adverse impact on the future operations and liquidity of the Company.

        In 2001, the Company was served regarding a civil action filed by a former tenant of the Commerce Tower Building. The suit alleges that asbestos fibers were released as the result of a fire on July 22, 2000 in a suite in the building. The suit seeks damages for property damage, medical monitoring and relocation on theories of negligence, nuisance and breach of contract. There is also a claim for punitive damages. Plaintiff alleges that he brings the suit on behalf of a class of all tenants. There have been no proceedings on the class issue. Monitoring performed during the repair process indicated that fibers were properly contained. The Company will vigorously defend its position and believes the suit is without merit.

6.      EARNINGS PER SHARE

        Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based upon the weighted average common and common equivalent shares outstanding during each year. Stock options are the Company's only common stock equivalent.

        The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:


                                            Quarter ended March 31,
                                            -----------------------
                                              2003           2002
                                            --------        -------
Weighted average common shares - basic       177,713        178,931

Dilutive stock options                           245            261
                                             -------        -------

Weighted average common shares - diluted     177,958        179,192
                                             =======        =======


7.      STOCK BASED COMPENSATION

        The Company accounts for stock options under the recognition and measurement principles of APB Opinion NO. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options grated under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                                              Quarter ended March 31
                                          ------------------------------
                                              2003             2002
                                          ------------     -------------
Net income as reported                        881,225          1,325,078
Deduct:  Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of related tax effects           (3,924)            (3,671)
                                          -----------      -------------
Pro forma net income                          877,301          1,321,407
                                          ===========      =============

Earnings per share:
  Basic - as reported                     $      4.96      $        7.41
                                          ===========      =============

  Basic - pro forma                       $      4.94      $        7.39
                                          ===========      =============

  Diluted - as reported                   $      4.95      $        7.39
                                          ===========      =============

  Diluted - pro forma                     $      4.93      $        7.37
                                          ===========      =============

8.      BUSINESS SEGMENTS

        The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

        Following is information for each segment for the three months ended March 31, 2003 and 2002:


                                              -----------------------------------------------------------------------------
                                                                             March 31, 2003
                                              -----------------------------------------------------------------------------
                                               COMMERCIAL                                       CORPORATE
                                                 OFFICE        APARTMENTS        PARKING        AND OTHER        TOTAL
                                              ------------    ------------      ---------      -----------    ------------
REVENUE FROM EXTERNAL CUSTOMERS                 2,307,177       1,472,029        288,114         1,073,900       5,141,220

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER       1,151,341            --             --                --         1,151,341

INTEREST EXPENSE                                  509,543         363,891           --              73,274         946,708

DEPRECIATION AND AMORTIZATION                     544,578         314,736         26,934           185,264       1,071,512

SEGMENT INCOME BEFORE TAX                         607,011         (75,177)        65,696           847,101       1,444,631

CAPITAL EXPENDITURES BY SEGMENT                    94,321          50,009           --               3,428         147,758

IDENTIFIABLE SEGMENT ASSETS                    49,174,546      29,243,609      3,280,764        18,534,080     100,232,998



                                                                            March 31, 2002
                                              -----------------------------------------------------------------------------
                                               COMMERCIAL                                       CORPORATE
                                                 OFFICE        APARTMENTS        PARKING        AND OTHER        TOTAL
                                              ------------    ------------      ---------      -----------    ------------
Revenue from external customers                 3,845,904       1,548,247        297,085           524,089       6,215,325

Revenue from related party/major customer         756,909              --             --              --           756,909

Interest expense                                  530,688         365,253             --           117,865       1,013,805

Depreciation and amortization                     565,068         313,866         33,045           119,361       1,031,340

Segment income (loss) before tax                1,758,352          85,522        127,846           200,538       2,172,259

Capital expenditures by segment                   191,262          37,331             --            28,114         256,707

Identifiable segment assets                    48,814,831      25,362,651      2,233,545        18,788,276      95,199,303

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and a $12,490,000 line of credit with Commerce Bank, N.A. The Line of Credit is collateralized by 130,190 shares of Commerce Bancshares, Inc. common stock and land owned in Downtown Kansas City, MO. The line of credit has been utilized by issuing a $6,656,000 letter of credit to back a low rate Industrial Revenue Bond and a $65,000 letter of credit required by the Company's mortgage on the Hillsborough apartment complex. At March 31, 2003, the Company had $725,000 outstanding borrowings on the line of credit. The Company has $5,044,000 available under the line at March 31, 2003. This line of credit has been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize off-balance sheet financing or leasing transactions. Management believes that the Company's current combination of liquidity, capital resources and borrowing capabilities will be adequate for its existing operations during fiscal 2003.

CASH PROVIDED BY OPERATIONS FOR THE QUARTER ENDED AT MARCH 31, 2003 WAS $670,000, $2,557,000 lower than for the quarter ended March 31, 2002 primarily due to a decrease in accounts payable and other liabilities of $1,925,000 and a decrease in net income (net of Gain on Sale of Real Estate of $494,000) of $738,000 offset by a decrease in accounts receivable of $580,000. The large decrease in Accounts Payable reflects payment of construction invoices for New Mark Phase V and the 811 Garage Expansion that were accrued at year-end. The Gain on Sale of Real Estate was a sale of New Mark Land. Overall revenues decreased $680,000 primarily due to a 2002 Kaiser Permanente lease buy-out of $1,200,000 offset by 2003 gains from sales of real estate in the amount of $494,000. 2003 revenues also include lease buy-outs for Valentine Radford (Commerce Tower Building), Commerce Bank, N.A. (Commerce Tower Building) and Ford Motor Company (9909 Lakeview). The 2003 buy-outs totaling $880,000 were offset by the write off of the Valentine Radford straight line rent receivable of $327,000 and decreases in revenues at the Company's apartment complexes, 9221 Quivira and the UMB Building. Increases in operating expenses were offset by a decrease in interest expense. Insurance expense increased by $71,000 reflecting market conditions. INVESTING ACTIVITIES UTILIZED $4,829,000 of cash, primarily from a $5,415,000 increase in construction in progress associated with New Mark Phase V and the 811 Garage Expansion offset by proceeds from the New Mark Land sale of $734,000. FINANCING ACTIVITIES GENERATED $5,081,000 primarily due to draws on a loan from Commerce Bank, N.A. on New Mark Phase V totaling $5,864,000 to date offset by mortgage debt reduction of $589,000 and stock buy-backs of $105,000. The Company does not anticipate any liquidity problems in the near future. The Company has not experienced liquidity problems during the quarter ended March 31, 2003. The Company does not anticipate any deficiencies in meeting its liquidity needs currently or in the future. The Company anticipates cash requirements for continuing construction on New Mark Phase V and the 811 Garage Expansion to be $15,146,000 for 2003. Construction is ahead of schedule on New Mark Phase V and costs originally expected to be incurred in 2004 have been accelerated into 2003. The Company has loan commitments from Commerce Bank, N.A. for these projects of $10,250,000 for New Mark Phase V and $2,400,000 for the 811 Garage Expansion, totaling $12,650,000 of which $5,864,000 and $-0-, respectively, has been drawn to date leaving funds available for draw of $6,786,000. The remaining $8,360,000 cash required for these projects will be met from cash from operations and the remaining line of credit availability of $5,044,000. The Company has adequate resources to collateralize any additional financing that may be necessary to meet the Company's liquidity needs. The Company has cash on hand of $1,205,000 at March 31, 2003. The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from two sources: 1) rent from leases of real property, and 2) management and services fees from real property leased and managed. Rental revenue is recognized on a straight-line basis over the term of individual non-cancellable operating leases. The recognition of scheduled rent increases on a straight-line basis results in the recognition of a receivable from tenants. Such receivables were $1,049,436 and $1,438,617 at March 31, 2003 and 2002, respectively. Lease agreements generally do not provide for contingent rents. Management and service fees are recognized as a percentage of revenues on managed properties as earned over the terms of the related management agreements.

Impairment of Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company assesses the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to expected projected future operating results; significant changes in the manner of the use of the assets; and significant adverse industry or market economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

Cost Capitalization

The Company evaluates major expenditures for capitalization. Those which improve or extend the useful life of the property are capitalized. Depreciation is based upon the expected useful lives, generally forty years for buildings, fifteen years for land improvements, seven years for furniture and fixtures, five years for equipment and three years for software.

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce Bancshares, Inc. and its subsidiaries (Commerce). In addition to the borrowing arrangement described above, the Company has the following transactions with
Commerce:

     - Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases in the quarter ended March 31, 2003 and March 31, 2002 was $949,583 and $497,181. The quarter ended March 31, 2003 includes the Commerce Tower Building Banking Center Lobby lease buyout of $415,000 and Suite 618 lease buyout of $50,000. Such leases contain lease rates and other provisions similar to those of other leases with unrelated parties.

     - Management and Service fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company is overseeing the rehabilitation of the Commerce Trust Building and the construction of an office building in Wichita, Kansas. Total fees earned under these arrangements were $171,030 and $200,213 for the quarters ended March 31, 2003 and March 31, 2002, respectively. The Company may earn lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these arrangements were $6,156 and $14,910 for the quarters ended March 31, 2003 and March 31, 2002, respectively. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

     - Interest and other income - The Company owns 130,190 shares of Commerce Bancshares, Inc. common stock and received dividend income of approximately $21,000 on such shares in March 2003. The Company owned 123,991 shares in March 2002 and received dividend income of approximately $20,000. In addition, excess funds are deposited in Commerce Bank, N.A. Interest earned on such deposits aggregated approximately $3,100 and $24,000 for the quarter ended March 31, 2003 and March 31, 2002 respectively. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

     - The Company has a $12,490,000 line of credit with a variable interest rate equal to one and one half percent (1 1/2%) in excess of the Fed Funds rate, with Commerce Bank, N.A. At March 31, 2003, $5,044,000 was available under this line of credit, and the average interest rate for the month of March was 2.76%. The line requires monthly interest payments and expires June 01, 2003. The Company intends to renew this line of credit with Commerce upon expiration. Interest expense paid to Commerce Bank, N.A. was $19,404 and $8,505 for the quarters ended March 31, 2003 and 2002, respectively. The Company pledged the shares of Commerce common stock and real estate as collateral for the line of credit. The weighted average short term borrowing rate was 2.68% for the first quarter of 2003. The Company has a $10,250,000 construction loan for the development of Phase V New Mark with a variable interest rate equal to the London Interbank Offered Rate (LIBOR) plus 1.75, with Commerce Bank, N.A. At March 31, 2003, $4,386,087 was available under this construction loan, and the average interest rate for the month of March was 3.0875%. The line requires monthly interest payments and expires February 18, 2006. Interest expense paid to Commerce Bank, N.A. was $18,168. Interest of $54,867 and $0 was capitalized as part of the Company's investment in commercial properties for the quarter ended March 31, 2003 and 2002, respectively.

     - Included in receivables at March 31, 2003 and 2002 is $309,891 and $507,776 of amounts due from Commerce, respectively.



                        THREE MONTHS ENDED MARCH 31, 2003
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002

RESULTS OF OPERATIONS

TOTAL REVENUE decreased $680,000. RENTAL INCOME decreased $1,085,000 offset by the $494,000 GAIN ON SALE OF REAL ESTATE realized on the sale of 60.04 acres of New Mark Land to the Catholic Diocese of Kansas City, Missouri. MANAGEMENT AND SERVICE FEES along with OTHER INCOME will fluctuate from month to month and year to year and compared to the previous year decreased $89,000. Factors affecting RENTAL INCOME were the March 2002 lease buy-out from Kaiser Permanente in the amount of $1,200,000 at the Barkley Building, the February 2003 buy-out in the Commerce Tower Building from

Commerce Bank, N.A. in the amount of $465,000 for the Tower Banking Center area and Suite 618, the March 2003 buy-out from Valentine Radford in the amount of $282,000 for the 8th, 9th and 11th floors of the Commerce Tower Building offset by the $327,000 write off of their accumulated straight-line rent, and lower rental income on the 29th and 30th floors of the Commerce Tower Building due to the November 2002 buy-out of Aquila and the resulting new lease with Foland and Wickens which created a vacancy on the 30th floor during the tenant improvement build-out. Other factors affecting rental income included the 2003 buy-out from Ford Motor in the amount of $133,000 for the 9909 Lakeview Warehouse, the May 2002 vacancy of the 9921 Quivira Building and the November 2002 vacancy of the DEA at the UMB Building and the decrease in occupancy at our apartment complexes.

OPERATING EXPENSES increased $75,000 primarily due to an increase in salaries and benefits and in utilities as compared to 2002. Utility rates fluctuate along with the weather. Rates have been markedly higher in St. Louis for 2003. MAINTENANCE AND REPAIRS decreased $50,000 primarily due to the 2002 duct cleaning, heating and cooling supplies, elevator and escalator repairs and environmental monitoring of the Commerce Tower commercial office building offset by 2003 duct cleaning in the 811 Main commercial office building.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE increased $46,000 primarily due the increase in property insurance offset by a decrease in lease expense. Mortgage interest expense decreased and related party interest increased due to the borrowing on the line of credit and the New Mark Phase V construction loan. In addition, due to the construction of New Mark Phase V and the 811 Garage expansion, $55,000 in interest was capitalized as compared to $-0- in 2002. This combination resulted in a $67,000 decrease in INTEREST EXPENSE.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices and interest rates.

The Company has a significant amount of fixed rate debt and believes that the fair value risk is best quantified by considering prepayment penalties associated with the debt. Most prepayment penalties are based upon the difference between the debt's fixed rate and the Treasury note rate that most closely corresponds with the remaining life of the mortgage. The estimated aggregate prepayment penalty on such debt was $7,887,154 at March 31, 2003.

The Company has 130,190 shares of common stock of Commerce Bancshares, Inc. with a fair value of $4,758,445 as of March 31, 2003. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as

"available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $290,265 effect on comprehensive income.

The Company has $12,989,000 of variable rate debt as of March 31, 2003. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $79,000. This debt is not hedged.

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

TOWER PROPERTIES COMPANY




/s/ Thomas R. Willard
--------------------------------------------
Thomas R. Willard
President and Chief Executive Officer




/s/ Robert C. Harvey, III
--------------------------------------------
Robert C. Harvey, III
Vice President and Chief Financial Officer




Date:  May 14, 2003

                                  CERTIFICATION

I, Thomas R. Willard, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Tower Properties Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



                                                 /s/ Thomas R. Willard
                                                 ------------------------------
        May 14, 2003                                 Chief Executive Officer

                                  CERTIFICATION

I, Robert C. Harvey, III, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Tower Properties Company;

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

               a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                           /s/ Robert C. Harvey, III
                                           -------------------------------------
        May 14, 2003                       Chief Financial Officer