Form 10-Q
period 2003-06-30
TOWER PROPERTIES CO
filed 2003-08-14
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)
             [X] Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For Quarter Ended June 30, 2003, or

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

                                 (816) 421-8255
                                 --------------
              (Registrant's telephone number, including area code)
               ---------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes   [X]    No  [ ].

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes   [X]    No  [ ].

         176,868 shares of common stock, $1.00 par value per share, outstanding at July 31, 2003

PART I - FINANCIAL INFORMATION
 ITEM 1. - FINANCIAL STATEMENTS

                            TOWER PROPERTIES COMPANY
                                 BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002

                                                             (UNAUDITED)
                                                                 2003                  2002
                                                            -------------         -------------
ASSETS
 Investment in Commercial Properties:
     Rental Property, Net                                   $  71,226,277         $  71,657,174
     Tenant Leasehold Improvements, Net                         3,895,659             4,199,945
     Equipment and Furniture, Net                               3,903,798             4,076,940
     Construction in Progress                                  18,971,681             7,133,934
                                                            -------------         -------------
        Commercial Properties, Net                             97,997,415            87,067,993

 Real Estate Held for Sale                                        156,717               472,658

 Cash and Cash Equivalents (Related Party)                        721,804               282,696
 Investment Securities at Fair Value (Related Party)            5,066,995             5,115,165
 Receivables                                                    1,528,667             2,059,774
 Income Taxes Recoverable                                         215,277               143,408
 Prepaid Expenses and Other Assets                              1,207,552               977,275
                                                            -------------         -------------

           TOTAL ASSETS                                     $ 106,894,427         $  96,118,969
                                                            =============         =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
 Liabilities:
     Mortgage Notes Payable                                 $  47,443,932         $  48,637,659
     Construction Loan (Related Party)                         12,084,621                    --
     Real Estate Bond Issue                                     6,400,000             6,400,000
     Line of Credit (Related Party)                             1,300,000               800,000
     Accounts Payable and Other Liabilities                     3,136,598             4,279,150
     Deferred Income Taxes                                      3,099,958             3,118,744
                                                            -------------         -------------

           Total Liabilities                                   73,465,109            63,235,553

 Commitments and Contingencies

 Stockholders' Investment:
 Preferred Stock, No Par Value

   Authorized 60,000 Shares, None Issued                               --                    --
    Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         183,430 Shares                                           183,430               183,430
   Paid-In Capital                                             18,481,102            18,480,404
   Retained Earnings                                           13,263,458            12,469,002
   Accumulated Other Comprehensive Income                       2,564,109             2,593,493
                                                            -------------         -------------
                                                               34,492,099            33,726,329
   Less Treasury Stock, At Cost (6,562 and
      5,297 shares in 2003 and 2002, respectively)             (1,062,781)             (842,913)
                                                            -------------         -------------
     Total Stockholders' Investment                            33,429,318            32,883,416
                                                            -------------         -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT             $ 106,894,427         $  96,118,969
                                                            =============         =============

               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                                                            2003               2002
                                                        -----------        -----------
REVENUES
Non-Related Party Revenues:
  Rent                                                  $ 8,963,969        $10,840,209
  Gain on Sale of Real Estate                               493,935                 --
  Interest and Other Income                                  56,426            119,516
                                                        -----------        -----------
     Total Non-Related Party Revenues                     9,514,330         10,959,725

Related Party Revenues:
  Rent                                                    1,412,561            966,919
  Management and Service Fee                                363,185            480,988
  Interest and Dividend Income                               48,953             90,167
                                                        -----------        -----------
     Total Related Party Revenues                         1,824,699          1,538,074
                                                        -----------        -----------

          Total Revenues                                 11,339,029         12,497,799
                                                        -----------        -----------

OPERATING EXPENSES
  Operating Expenses                                      1,910,637          1,800,615
  Maintenance and Repairs                                 2,283,493          2,271,063
  Depreciation and Amortization                           2,107,190          2,062,218
  Taxes Other than Income                                   929,338            903,937
  General, Administrative and Other                         924,107            735,694
                                                        -----------        -----------
        Total Operating Expenses                          8,154,765          7,773,527

OTHER EXPENSE
  Interest (Including Related Party)                      1,881,878          2,021,514
                                                        -----------        -----------

        Income Before Provision for Income Taxes          1,302,386          2,702,758

PROVISION FOR INCOME TAXES                                  507,931          1,054,072
                                                        -----------        -----------

NET INCOME                                              $   794,455        $ 1,648,686
                                                        ===========        ===========

Earnings Per Share:
  Basic                                                 $      4.47        $      9.22
                                                        ===========        ===========
  Diluted                                               $      4.47        $      9.20
                                                        ===========        ===========
Weighted Average Common Shares Outstanding:
  Basic                                                     177,590            178,857
                                                        ===========        ===========
  Diluted                                                   177,823            179,160
                                                        ===========        ===========


                 See accompanying notes to financial statements.

                            TOWER PROPERTIES COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
       FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                    UNAUDITED

                                                            Six Months Ended                      Three Months Ended
                                                     6/30/2003           6/30/2002            6/30/2003          6/30/2002
                                                    -----------         -----------         -----------         -----------
NET INCOME (LOSS)                                   $   794,455         $ 1,648,686         $   (86,770)        $   323,607

Unrealized holding (loss) gain on marketable
equity securities arising during the period             (48,170)            650,953             308,551               2,480


Deferred income tax benefit (expense)                    18,786            (253,872)           (120,335)               (967)
                                                    -----------         -----------         -----------         -----------

Comprehensive income                                $   765,071         $ 2,045,767         $   101,446         $   325,120
                                                    ===========         ===========         ===========         ===========


               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                                                                  2003                2002
                                                               -----------         -----------
REVENUES
Non-Related Party Revenues:
  Rent                                                         $ 4,342,476         $ 4,681,699
  Interest and Other Income                                         30,634              62,401
                                                               -----------         -----------
     Total Non-Related Party Revenues                            4,373,110           4,744,100

Related Party Revenues:
  Rent                                                             462,978             469,738
  Management and Service Fee                                       185,999             265,864
  Interest and Dividend Income                                      24,381              45,862
                                                               -----------         -----------
     Total Related Party Revenues                                  673,358             781,464
                                                               -----------         -----------

          Total Revenues                                         5,046,468           5,525,564
                                                               -----------         -----------

OPERATING EXPENSES
  Operating Expenses                                               937,569             902,961
  Maintenance and Repairs                                        1,299,302           1,236,515
  Depreciation and Amortization                                  1,035,678           1,030,878
  Taxes Other than Income                                          464,669             443,578
  General, Administrative and Other                                516,325             373,425
                                                               -----------         -----------
        Total Operating Expenses                                 4,253,543           3,987,357

OTHER EXPENSE
  Interest (Including Related Party)                               935,170           1,007,709
                                                               -----------         -----------

        Income (loss) Before Provision for Income Taxes           (142,245)            530,498

PROVISION FOR INCOME TAXES                                         (55,475)            206,891
                                                               -----------         -----------

NET INCOME (LOSS)                                              $   (86,770)        $   323,607
                                                               ===========         ===========

Earnings (loss) Per Share:
  Basic                                                        $     (0.49)        $      1.81
                                                               ===========         ===========
  Diluted                                                      $     (0.49)        $      1.81
                                                               ===========         ===========
Weighted Average Common Shares Outstanding:
  Basic                                                            177,469             178,784
                                                               ===========         ===========
  Diluted                                                          177,469             179,129
                                                               ===========         ===========

                 See accompanying notes to financial statements.

                            TOWER PROPERTIES COMPANY
                             STATEMENTS OF CASH FLOW
            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002
                                   (UNAUDITED)

                                                                              2003                 2002
                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                              $    794,455         $  1,648,686
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation                                                           1,482,770            1,512,919
      Amortization                                                             624,420              549,299
      Gain on Sale of Real Estate and Commercial Property                     (493,935)                  --
      Treasury Shares Issued to Directors                                       10,092                9,800
    Change in Balance Sheet Accounts, Net:
      Accounts Receivable                                                      531,107               49,855
      Prepaid Expenses and Other Assets                                       (232,743)             110,870
      Accounts Payable and Other Liabilities                                (1,142,551)             555,253
      Current Income Taxes                                                     (71,869)            (211,428)
                                                                          ------------         ------------

          Net Cash Provided by Operating Activities                          1,509,746            4,225,254
                                                                          ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Change in Construction in Progress                                  $(11,837,747)          (1,418,381)
  Proceeds from Sale of Real Estate and Commercial Properties, Net             733,785                   --
  Additions to Equipment & Furniture, Net                                     (229,176)            (506,366)
  Additions to Rental Income Property, Net                                    (573,465)            (128,937)
  Additions to Leasehold Improvements, Net                                    (287,299)            (227,637)
                                                                          ------------         ------------
          Net Cash Used in Investing Activities                            (12,193,902)          (2,281,320)
                                                                          ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Mortgage Notes                                    $ (1,193,727)          (1,099,345)
  Proceeds from Long Term Borrowings                                        12,084,621                   --
  Net Change in Short Term Borrowings                                          500,000                   --
  Purchase of Treasury Stock                                                  (229,261)             (93,821)
  Deferred Loan Costs                                                          (30,369)                  --
                                                                          ------------         ------------
          Net Cash Provided by (Used in) Financing Activities               11,131,264           (1,193,166)
                                                                          ------------         ------------


NET INCREASE IN CASH                                                           439,108              750,768


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 282,696            3,827,520
                                                                          ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    721,804         $  4,578,288
                                                                          ============         ============

               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The financial statements included herein have been prepared by Tower Properties Company (the Company) and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 2002 to provide a description of the accounting policies which have been continued without change, and for additional information about the Company's financial condition.

         The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas and Clay, Jackson and St. Louis County, Missouri. Substantially all of the improved real estate owned by the Company consists of office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale or development.

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

2. Interest of $152,650 and $0 was capitalized during the first six months of 2003 and 2002, respectively. Interest of $97,783 and $0 was capitalized during the three months ended June 30, 2003 and 2002, respectively.

3. Interest paid during the six months of 2003 and 2002 for long-term mortgages amounted to $1,868,960 and $1,963,985, respectively. Interest paid to related party was

$126,692 and $8,834 for the first six months of 2003 and 2002, respectively. Income taxes paid during the first six months of 2003 and 2002 amounted to $579,800 and $1,265,500, respectively.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain at June 30, 2003 of $4,203,457 net of tax effects of $1,639,348 is reflected as a separate component of equity. There was a decrease in the net unrealized holding gain for the six months from January 1, 2003 to June 30, 2003, net of deferred taxes, was $29,384, and an increase in the net unrealized holding gain of $188,215, net of deferred taxes, for the three months from April 1, 2003 to June 30, 2003.

5. COMMITMENTS AND CONTINGENCIES:

         The Company has outstanding construction commitments of $17,000,000 for construction of Phase V New Mark apartments and construction commitments of $7,000,000 for the expansion of the 811 Garage as of June 30, 2003. Through June 30, 2003 disbursements on those projects aggregated $11,163,000 and $5,453,000, respectively. The projects began in the third quarter of 2002 and will be completed in the 4th quarter of 2003. The Company has loan commitments from Commerce Bank, N.A. for these projects of $10,250,000 for New Mark Phase V and $2,400,000 for the 811 Garage Expansion, totaling $12,650,000 of which $9,685,000 and $2,400,000, respectively, has been drawn to date leaving funds available for draw of $565,000. The remaining $6,819,000 cash required for these projects will be met from cash from operations and the remaining line of credit availability. The Company has negotiated an increase to the line of credit with Commerce Bank, N.A. from $11,472,000 to $15,500,000. The availability of $7,749,000 will give the Company adequate resources to complete the projects. The Company has adequate resources to collateralize any additional financing that may be necessary to meet the Company's liquidity needs. The Company has cash on hand of $722,000 at June 30, 2003. The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk. The funds borrowed under the construction loans are secured by related properties and require monthly interest payments at LIBOR + 1.75% and mature in 2006.

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

         A former tenant of the Commerce Tower Building has dismissed his civil action against the Company and re-filed it in amended form. The suit alleges that asbestos fibers were released in the course of repairs after a July 22, 2000 fire in a suite in the building. The suit seeks damages for alleged property damage, medical monitoring and relocation on theories of negligence, fraudulent concealment, nuisance and breach of contract. There is also a claim for punitive damages. Plaintiff originally filed suit in 2001. He dismissed his first suit voluntarily on May 30, 2003 and immediately re-filed. Plaintiff alleges that he brings the suit on behalf of a class of all tenants. There have been no proceedings on the class issue. Monitoring performed during the repair process indicated that fibers were properly contained. The Company will vigorously defend its position and believes the suit is without merit.

6. EARNINGS PER SHARE

         Basic earnings per share is based upon the weighted average common shares outstanding during each year. Diluted earnings per share is based upon the weighted average common and common equivalent shares outstanding during each year. Basic and diluted weighted average common shares are the same for the three months ended June 30, 2003 as a result of the net loss incurred for that period. Stock options are the Company's only common stock equivalent.

         The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                      Six Months Ended June 30             Three Months Ended June 30
                                                     --------------------------            --------------------------
                                                      2003               2002               2003               2002
                                                     -------            -------            -------            -------
Weighted average common shares - basic               177,590            178,857            177,469            178,784

Dilutive stock options                                   233                303                 --                345
                                                     -------            -------            -------            -------

Weighted average common shares - dilutive            177,823            179,160            177,469            179,129
                                                     =======            =======            =======            =======

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

                                                           Six Months Ended June 30,                Three Months Ended June 30
                                                      ----------------------------------      -----------------------------------
                                                          2003                   2002             2003                    2002
                                                      -----------            -----------      -----------             -----------
Net income (loss) as reported                             794,455              1,648,686          (86,770)                323,608
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for all
     awards, net of related tax effects                    (7,848)                (7,342)          (3,924)                 (3,671)
                                                      -----------            -----------      -----------             -----------
Pro forma net income (loss)                               786,607              1,641,344          (90,694)                319,937
                                                      ===========            ===========      ===========             ===========

Earnings per share:
     Basic - as reported                              $      4.47            $      9.22      $     (0.49)            $      1.81
                                                      ===========            ===========      ===========             ===========

     Basic - pro forma                                $      4.43            $      9.18      $     (0.51)            $      1.79
                                                      ===========            ===========      ===========             ===========

     Diluted - as reported                            $      4.47            $      9.20      $     (0.49)            $      1.81
                                                      ===========            ===========      ===========             ===========

     Diluted - pro forma                              $      4.42            $      9.16      $     (0.51)            $      1.79
                                                      ===========            ===========      ===========             ===========

8. BUSINESS SEGMENTS

The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for six months ended June 30, 2003 and 2002:

                                                                            June 30, 2003
                                        -----------------------------------------------------------------------------------
                                        COMMERCIAL                                             CORPORATE
                                          OFFICE          APARTMENTS           PARKING          AND OTHER         TOTAL
                                        ----------        ----------          ---------        ----------       -----------
REVENUE FROM EXTERNAL CUSTOMERS          4,607,090         2,911,297            587,272         1,408,671         9,514,330

REVENUE FROM RELATED PARTY/MAJOR
CUSTOMER                                 1,824,699                --                 --                --         1,824,699

INTEREST EXPENSE                         1,008,391           767,669             12,164            93,654         1,881,878

DEPRECIATION AND AMORTIZATION            1,101,552           636,681             54,542           314,415         2,107,190

SEGMENT INCOME BEFORE TAX                  644,897          (342,548)           100,595           899,442         1,302,386

CAPITAL EXPENDITURES BY SEGMENT            492,136           197,271            332,500            75,308         1,097,215

IDENTIFIABLE SEGMENT ASSETS             49,631,608        32,575,797          5,567,853        19,119,169       106,894,427

                                                                          June 30, 2002
                                        -----------------------------------------------------------------------------------
                                        COMMERCIAL                                             CORPORATE
                                          OFFICE          APARTMENTS           PARKING         AND OTHER           TOTAL
                                        ----------        ----------          ---------        ----------        ----------
REVENUE FROM EXTERNAL CUSTOMERS          6,264,809         2,992,125            587,657         1,115,134        10,959,725

REVENUE FROM RELATED PARTY/MAJOR
CUSTOMER                                 1,538,074                --                 --                --         1,538,074

INTEREST EXPENSE                         1,056,767           726,098                 --           238,649         2,021,514

DEPRECIATION AND AMORTIZATION            1,124,119           631,608             65,919           240,572         2,062,218

SEGMENT INCOME (LOSS) BEFORE TAX         2,103,722           (20,112)           182,275           436,873         2,702,758

CAPITAL EXPENDITURES BY SEGMENT            673,356           144,147             10,515            34,922           862,940

IDENTIFIABLE SEGMENT ASSETS             49,041,442        25,001,413          2,337,030        18,167,680        94,547,565

Following is information for each segment for the three months ended June 30, 2003 and 2002:

                                                                                 June 30, 2003
                                            ---------------------------------------------------------------------------------------
                                            COMMERCIAL                                                CORPORATE
                                              OFFICE           APARTMENTS            PARKING          AND OTHER            TOTAL
                                            ----------         ----------           ---------         ----------        -----------
REVENUE FROM EXTERNAL CUSTOMERS              2,299,913          1,439,268             299,158            334,771          4,373,110

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER      673,358                 --                  --                 --            673,358

INTEREST EXPENSE                               498,848            403,778              12,164             20,380            935,170

DEPRECIATION AND AMORTIZATION                  556,974            321,945              27,608            129,151          1,035,678

SEGMENT INCOME (LOSS) BEFORE TAX                37,886           (267,371)             34,899             52,341           (142,245)

CAPITAL EXPENDITURES BY SEGMENT                397,815            147,262             332,500             71,880            949,457

IDENTIFIABLE SEGMENT ASSETS                 49,631,608         32,575,797           5,567,853         19,119,169        106,894,427


                                                                                 June 30, 2002
                                              -----------------------------------------------------------------------------------
                                              COMMERCIAL                                             CORPORATE
                                                OFFICE          APARTMENTS           PARKING         AND OTHER            TOTAL
                                              ----------        ----------          ---------        ----------        ----------
REVENUE FROM EXTERNAL CUSTOMERS                2,418,906         1,443,878            290,572           591,044         4,744,400

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER        781,164                --                 --                --           781,164

INTEREST EXPENSE                                 526,079           360,845                 --           120,784         1,007,708

DEPRECIATION AND AMORTIZATION                    559,051           317,742             32,874           121,211         1,030,878

SEGMENT INCOME BEFORE TAX                        345,370          (105,633)            54,428           236,333           530,498

CAPITAL EXPENDITURES BY SEGMENT                  482,094           106,816             10,515             6,808           606,233

IDENTIFIABLE SEGMENT ASSETS                   49,041,442        25,001,413          2,337,030        18,167,680        94,547,565

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and a $11,472,000 line of credit with Commerce Bank, N.A. The Line of Credit is collateralized by 130,190 shares of Commerce Bancshares, Inc. common stock and land owned in Downtown Kansas City, MO. The line of credit has been utilized by issuing a $6,656,000 letter of credit to back a low rate Industrial Revenue Bond and a $65,000 letter of credit required by the Company's mortgage on the Hillsborough apartment complex. At June 30, 2003, the Company had $1,300,000 outstanding borrowings on the line of credit. The Company has $3,451,000 available under the line at June 30, 2003. (The Company has negotiated an increase to the line of credit with Commerce Bank, N.A. from $11,472,000 to $15,500,000. The additional collateral for this increase is a negative pledge and assignment of rents on the Commerce Tower Building.) This line of credit has been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize off-balance sheet financing or leasing transactions. Management believes that the Company's current combination of liquidity, capital resources and borrowing capabilities will be adequate for its existing operations during fiscal 2003.

CASH PROVIDED BY OPERATIONS FOR THE SIX MONTHS ENDED AT JUNE 30, 2003 WAS $1,509,000, $2,716,000 lower than for the quarter ended June 30, 2002 primarily due to a decrease in accounts payable and other liabilities of $1,143,000 and a decrease in net income (net of Gain on Sale of Real Estate of $487,000) of $854,000 offset in part by a decrease in accounts receivable of $531,000. The large decrease in Accounts Payable reflects payment of construction invoices for New Mark Phase V and the 811 Garage Expansion that were accrued at year-end. The Gain on Sale of Real Estate was a sale of New Mark Land. Overall revenues decreased $1,159,000 primarily due to a 2002 Kaiser Permanente lease buy-out of $1,200,000 offset by 2003 gains from sales of real estate in the amount of $487,000. 2003 revenues also include lease buy-outs for Valentine Radford (Commerce Tower Building), Commerce Bank, N.A. (Commerce Tower Building), Ford Motor Company (9909 Lakeview) and CitiGroup and City of Overland Park (Barkley Building). The 2003 buy-outs totaling $1,020,000 were partially offset by the write off of the Valentine Radford straight line rent receivable of $327,000 and decreases in revenues at the Company's apartment complexes, 9221 Quivira and the UMB Building. Increases in operating expenses were offset by a decrease in interest expense. Insurance expense increased by $175,000 reflecting market conditions. INVESTING ACTIVITIES UTILIZED $12,201,000 of cash, primarily from a $11,838,000 increase in construction in progress associated with New Mark Phase V and the 811 Garage Expansion offset by proceeds from the New Mark Land sale of $734,000. FINANCING

ACTIVITIES GENERATED $11,131,000 primarily due to draws on the loans from Commerce Bank, N.A. on New Mark Phase V totaling $9,685,000 and the 811 Garage expansion totaling $2,400,000 to date and the borrowing against the credit line of $500,000, offset by mortgage debt reduction of $1,194,000 and stock buy-backs of $229,000. The Company does not anticipate any liquidity problems in the near future. The Company has not experienced liquidity problems during the quarter ended June 30, 2003. The Company does not anticipate any deficiencies in meeting its liquidity needs currently or in the future. The Company anticipates cash requirements for continuing construction on New Mark Phase V and the 811 Garage Expansion to be $7,384,000 for 2003. Construction is ahead of schedule on New Mark Phase V and costs originally expected to be incurred in 2004 have been accelerated into 2003. The Company has loan commitments from Commerce Bank, N.A. for these projects of $10,250,000 for New Mark Phase V and $2,400,000 for the 811 Garage Expansion, totaling $12,650,000 of which $9,685,000 and $2,400,000, respectively, has been drawn to date leaving funds available for draw of $565,000. The remaining $6,819,000 cash required for these projects will be met from cash from operations and the remaining line of credit availability. The Company has negotiated an increase to the line of credit with Commerce Bank, N.A. from $11,472,000 to $15,500,000. The availability of $7,749,000 will give the Company adequate resources to complete the projects. The Company has adequate resources to collateralize any additional financing that may be necessary to meet the Company's liquidity needs. The Company has cash on hand of $722,000 at June 30, 2003. The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from two sources: 1) rent from leases of real property, and 2) management and services fees from real property leased and managed. Rental revenue is recognized on a straight-line basis over the term of individual non-cancellable operating leases. The recognition of scheduled rent increases on a straight-line basis results in the recognition of a receivable from tenants. Such receivables were $1,030,474 and $1,367,288 at June 30, 2003 and 2002, respectively. Lease agreements generally do not provide for contingent rents. Management and service fees are recognized as a percentage of revenues on managed properties as earned over the terms of the related management agreements.

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

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce Bancshares, Inc. and its subsidiaries (Commerce). In addition to the borrowing arrangement described above, the Company has the following transactions with
Commerce:

         o Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases for the six months ended June 30, 2003 and June 30, 2002 was $1,412,561 and $966,919. Total rental income for the three months ended June 30, 2003 and June 30, 2002 was $462,978 and $469,738. Such leases contain lease rates and other provisions similar to those of other leases with unrelated parties. The six months ended June 30, 2003 includes the Commerce Tower Building Banking Center Lobby lease buyout of $415,000 and Suite 618 lease buyout of $50,000.

         o Management and Service fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company is overseeing the construction of an office building in Wichita, Kansas in 2003 and oversaw the rehabilitation of the Commerce Trust Building in 2002. Total fees earned under these arrangements were $354,854 and $461,578 for the six months ended June 30, 2003 and June 30, 2002, respectively. Total fees earned were $183,824 and $261,365 for the three months ended June 30, 2003 and June 30, 2002, respectively. The Company may earn lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these arrangements were $6,156 and $19,410 for the six months ended June 30, 2003 and June 30, 2002, respectively. Total fees earned for the three months ended June 30, 2003 and 2002 were $0 and $4,500, respectively. The Company may also earn consulting fee services. Total fees earned for the six months and the three months ended June 30, 2003 and June 30, 2002 were $2,175 and $0, respectively. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

         o Interest and other income - The Company owns 130,190 shares of Commerce Bancshares, Inc. common stock and received dividend income of $42,962 on such shares for the six months ended June 30, 2003 and $21,481 for the three months from April 1, 2003 to June 30, 2003. The Company owned 123,991 shares at June 30, 2002 and received dividend income of $40,297 and $20,149 for the six months and three months ended June 30, 2002, respectively. In addition, excess funds are deposited in Commerce Bank, N.A. Interest earned on such deposits aggregated approximately $5,991 and $49,870 for the six months ended June 30, 2003 and June 30, 2002 respectively, and $2,900 and $25,714 for the three months ended June 30, 2003 and June 30, 2002. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

         o The Company had a $11,472,000 line of credit with a variable interest rate equal to one and one half percent (1 1/2%) in excess of the Fed Funds rate, with Commerce Bank, N.A. At June 30, 2003, $3,451,000 was available under this line of credit, and the average interest rate for the month of June was 2.46%. The line requires monthly interest payments and expires June 01, 2004. The Company intends to renew this line of credit with Commerce upon expiration. Interest expense paid to Commerce Bank, N.A. was $33,501 and $8,834 for the six months ended June 30, 2003 and 2002, respectively. Interest expense for the three months ended June 30, 2003 and 2002 was $14,097 and $329, respectively. The Company pledged the shares of Commerce common stock and real estate as collateral for the line of credit. The weighted average short term borrowing rate was 2.69% for the six months ended June 30, 2003. The Company has a $10,250,000 construction loan for the development of Phase V New Mark with a variable interest rate equal to the London Interbank Offered Rate (LIBOR) plus 1.75, with Commerce Bank, N.A. At June 30, 2003, $565,000 was available under this construction loan, and the average interest rate for the month of June was 3.07%. The line requires monthly interest payments and expires February 18, 2006. Interest expense paid to Commerce Bank, N.A. was $81,027 for the six months ended June 30, 2003 and $62,859 for the three months ended June 30, 2003, respectively. The Company also has a $2,400,000 construction loan for the expansion of the 811 Garage with a variable interest rate equal to the London Interbank Offered Rate (LIBOR) plus 1.75, with Commerce Bank, N.A. At June 30, 2003, no funds were available under this construction loan, and the average interest rate for the month of June was 3.07%. The line requires monthly interest payments and expires May 1, 2006. Interest expense paid to Commerce Bank, N.A. was $12,164 for the three months ended June 30, 2003. A total $152,650 was capitalized as part of the Company's investment in commercial properties for the six months ended June 30, 2003.

         o Included in receivables at June 30, 2003 and 2002 is $319,017 and $373,703 of amounts due from Commerce, respectively.

                         SIX MONTHS ENDED JUNE 30, 2003
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002

RESULTS OF OPERATIONS

TOTAL REVENUE decreased $1,159,000. RENTAL INCOME decreased $1,431,000 offset by the $494,000 GAIN ON SALE OF REAL ESTATE realized on the sale of 60.04 acres of New Mark Land to the Catholic Diocese of Kansas City, Missouri. MANAGEMENT AND SERVICE FEES along with OTHER INCOME will fluctuate from month to month and year to year and compared to the previous year decreased $222,000. Factors affecting RENTAL INCOME were the March 2002 lease buy-out from Kaiser Permanente in the amount of $1,200,000, offset by the April 2003 lease buy-out of CitiGroup in the amount of $40,000 and the May 2003 lease buy-out of City of Overland Park in the amount of $100,000 at the Barkley Building, the February 2003 buy-out in the Commerce Tower Building from Commerce Bank, N.A. in the amount of $465,000 for the Tower Banking Center area and Suite 618, the March 2003 buy-out from Valentine Radford in the amount of $282,000 for the 8th, 9th and 11th floors of the Commerce Tower Building offset by the $327,000 write off of their accumulated straight-line rent, and lower rental income on the 29th and 30th floors of the Commerce Tower Building due to the November 2002 buy-out of Aquila and the resulting new lease with Foland and Wickens which created a vacancy on the 30th floor during the tenant improvement build-out. Other factors affecting rental income included the March 2003 lease buy-out from Ford Motor in the amount of $133,000 for the 9909 Lakeview Warehouse, the May 2002 vacancy of the 9921 Quivira Building and the November 2002 vacancy of the DEA at the UMB Building and the decrease in occupancy at our apartment complexes.

OPERATING EXPENSES increased $110,000 primarily due to an increase in salaries and benefits and utilities as compared to 2002. Utility rates fluctuate along with the weather. In addition, due to the lease buy-outs in our commercial properties and the increase in vacancies at our apartment complexes, the Company has absorbed additional utility expense that would otherwise be paid by the tenant. MAINTENANCE AND REPAIRS increased $12,000 primarily due to the 2003 duct cleaning at the 811 Main commercial office building and the caulking of the north and south elevation of the Commerce Tower, offset by the 2002 duct cleaning, heating and cooling supplies, elevator and escalator repairs and environmental monitoring of the Commerce Tower commercial office building.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE increased $188,000 primarily due the increase in property insurance offset by a decrease in lease expense. Mortgage interest expense decreased and related party interest increased due to the borrowing on the line of credit and the New Mark Phase V and 811 Garage expansion construction loans. In addition, due to the construction of New Mark Phase V and the 811 Garage expansion, $153,000 in interest was capitalized as compared to $-0- in 2002. This combination resulted in a $140,000 decrease in INTEREST EXPENSE.

                        THREE MONTHS ENDED JUNE 30, 2003
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002

RESULTS OF OPERATIONS

TOTAL REVENUE decreased $479,000. RENTAL INCOME decreased $346,000. MANAGEMENT AND SERVICE FEES along with OTHER INCOME will fluctuate from month to month and year to year and compared to the previous year decreased $133,000. Factors affecting RENTAL INCOME were the April 2003 lease buy-out from CitiGroup in the amount of $40,000 and City of Overland Park in the amount of $100,000 at the Barkley Building offset by the loss of rents due to the vacancy from the 1st quarter 2003 lease buy-outs in the Commerce Tower Building from Commerce Bank, N.A. for the Tower Banking Center area and its re-leasing at a lower rental rate, the 1st quarter 2003 lease buy-out of Valentine Radford for the 8th, 9th and 11th floors of the Commerce Tower Building, the 4th quarter 2002 buy-out of Aquila on the 29th and 30th floors and the resulting new lease with Foland and Wickens which created a vacancy on the 30th floor during the tenant improvement build-out. Other factors affecting rental income is the vacancy which resulted from the 1st quarter 2003 buy-out from Ford Motor for the 9909 Lakeview Warehouse, the May 2002 vacancy of the 9921 Quivira Building and the November 2002 vacancy of the DEA at the UMB Building and the decrease in occupancy at our apartment complexes.

OPERATING EXPENSES increased $35,000 primarily due to an increase in salaries and benefits and in utilities as compared to the same period in 2002. Utility rates fluctuate along with the weather. In addition, due to the lease buy-outs in our commercial properties and the increase in vacancies at our apartment complexes, the Company has absorbed additional utility expense that would otherwise by paid by the tenant. MAINTENANCE AND REPAIRS increased $63,000 primarily due to the 2003 heating and cooling expense of the 811 Main commercial office building, the caulking of the north and south elevation of the Commerce Tower commercial office building, additional engineering expense at the 811 Main commercial office building, additional security expense at the 811 Main and Commerce Tower commercial office buildings, electrical repair at the UMB commercial office building, a water line repair to the Barkley Place commercial office building and grounds expense at all the apartment complexes for the three month period as compared to 2002, offset by the 2002 duct cleaning, heating and cooling supplies, elevator and escalator repairs and environmental monitoring of the Commerce Tower commercial office building.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE increased $143,000 primarily due the increase in property insurance offset by a decrease in lease expense. Mortgage interest expense decreased and related party interest increased due to the borrowing on the line of credit and the New Mark Phase V and 811 Garage expansion construction loans. In addition, due to the construction of New Mark Phase V and the 811 Garage expansion, $98,000 in interest was capitalized as compared to $-0- in 2002. This combination resulted in a $73,000 decrease in INTEREST EXPENSE.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices and interest rates.

The Company has a significant amount of fixed rate debt and believes that the fair value risk is best quantified by considering prepayment penalties associated with the debt. Most prepayment penalties are based upon the difference between the debt's fixed rate and the Treasury note rate that most closely corresponds with the remaining life of the mortgage. The estimated aggregate prepayment penalty on such debt was $9,203,558 at June 30, 2003.

The Company has 130,190 shares of common stock of Commerce Bancshares, Inc. with a fair value of $5,066,995 as of June 30, 2003. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $309,087 effect on comprehensive income.

The Company has $19,784,621 of variable rate debt as of June 30, 2003. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $121,000. This debt is not hedged.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Vice President-Controller, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2003 (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Vice President-Controller have concluded that, as of the Evaluation Date, these controls and procedures are effective. There have been no significant changes in the Company's internal control over financial reporting during the Company's quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  A former tenant of the Commerce Tower Building has dismissed his civil action against the Company and re-filed it in amended form. The suit alleges that asbestos fibers were released in the course of repairs after a July 22, 2000 fire in a suite in the building. The suit seeks damages for alleged property damage, medical monitoring and relocation on theories of negligence, fraudulent concealment, nuisance and breach of contract. There is also a claim for punitive damages.

                  Plaintiff originally filed suit in 2001. He dismissed his first suit voluntarily on May 30, 2003, immediately re-filed and the Company was served on July 8, 2003. Plaintiff alleges that he brings the suit on behalf of a class of all tenants. There have been no proceedings on the class issue.

                  Monitoring performed during the repair process indicated that fibers were properly contained. The Company will vigorously defend its position and believes the suit is without merit.


ITEM 2. CHANGES IN SECURITIES

                  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On April 9, 2003, the Company held its annual meeting of stockholders to elect two directors of the Company to serve until the annual stockholders meeting in 2006 and to transact such other business as may properly come before the meeting or any adjournment thereof. The results of the meeting were as follows:

                  David W. Kemper, Jr. was elected to serve as a director of the Company with 166,577 votes for and 696 votes withheld.

                  Brian D. Everist was elected to serve as a director of the Company with 167,261 votes for and 12 votes withheld.


ITEM 5. OTHER INFORMATION

                  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit 31 -- Certifications pursuant to Rule 13a-14 under the Securities Exchange Act of 1934

     Exhibit 32 -- Certifications pursuant to 18 U.S.C. Section 1350

     (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER PROPERTIES COMPANY




/s/ Thomas R. Willard
-------------------------------------
Thomas R. Willard
President and Chief Executive Officer




/s/ Margaret V. Allinder
-------------------------------------
Margaret V. Allinder
Vice President-Controller




Date:  August 14, 2003