Form 10-Q
period 2003-09-30
TOWER PROPERTIES CO
filed 2003-11-14
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


               (Mark One)
               [X] Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For Quarter Ended September 30, 2003, or

          [ ] Transition report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the transition period from _______to_______

                         Commission File Number 0-18261

                            TOWER PROPERTIES COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)

       Missouri                                           (43-1529759)
--------------------------------------------------------------------------------
(State of incorporation)                      (IRS Employer Identification No.)


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

Yes [ ] No [X]

      176,868 shares of common stock, $1.00 par value per share, outstanding at October 31, 2003

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                            TOWER PROPERTIES COMPANY
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002


                                                                    (UNAUDITED)
ASSETS                                                                 2003                  2002
                                                                   -------------         -------------
Investment in Commercial Properties:
    Rental Property, Net                                           $  76,209,212         $  71,657,174
    Tenant Leasehold Improvements, Net                                 4,632,137             4,199,945
    Equipment and Furniture, Net                                       3,854,696             4,076,940
    Construction in Progress                                          18,332,520             7,133,934
                                                                   -------------         -------------
       Commercial Properties, Net                                    103,028,565            87,067,993

Real Estate Held for Sale                                                156,717               472,658

Cash and Cash Equivalents (Related Party)                                 30,940               282,696
Investment Securities at Fair Value (Related Party)                    5,695,813             5,115,165
Receivables                                                            1,693,815             2,059,774
Income Taxes Recoverable                                                  74,524               143,408
Prepaid Expenses and Other Assets                                      1,346,681               977,275
                                                                   -------------         -------------
          TOTAL ASSETS                                             $ 112,027,055         $  96,118,969
                                                                   =============         =============
                   LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
    Mortgage Notes Payable                                         $  46,820,859         $  48,637,659
    Construction Loan (Related Party)                                 12,650,000                    --
    Real Estate Bond Issue                                             6,400,000             6,400,000
    Line of Credit (Related Party)                                     5,373,000               800,000
    Accounts Payable and Other Liabilities                             3,425,455             4,279,150
    Deferred Income Taxes                                              3,345,197             3,118,744
                                                                   -------------         -------------
          Total Liabilities                                           78,014,511            63,235,553

Commitments and Contingencies

Stockholders' Investment:
Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                                       --                    --
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        183,430 Shares                                                   183,430               183,430
  Paid-In Capital                                                     18,481,102            18,480,404
  Retained Earnings                                                   13,463,105            12,469,002
  Accumulated Other Comprehensive Income                               2,947,688             2,593,493
                                                                   -------------         -------------
                                                                      35,075,325            33,726,329
  Less Treasury Stock, At Cost (6,562 and
      5,297 shares in 2003 and 2002, respectively)                    (1,062,781)             (842,913)
                                                                   -------------         -------------
    Total Stockholders' Investment                                    34,012,544            32,883,416
                                                                   -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                     $ 112,027,055         $  96,118,969
                                                                   =============         =============


               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                                   (UNAUDITED)



                                                            2003               2002
                                                        -----------        -----------
REVENUES
Non-Related Party Revenues:
  Rent                                                  $13,340,305        $15,747,410
  Gain on Sale of Real Estate                               493,935                 --
  Interest and Other Income                                  85,590            178,030
                                                        -----------        -----------
     Total Non-Related Party Revenues                    13,919,830         15,925,440

Related Party Revenues:
  Rent                                                    1,913,137          1,464,180
  Management and Service Fee                              1,081,185            665,187
  Interest and Dividend Income                               80,903            128,355
                                                        -----------        -----------
     Total Related Party Revenues                         3,075,225          2,257,722
                                                        -----------        -----------
          Total Revenues                                 16,995,055         18,183,162
                                                        -----------        -----------
OPERATING EXPENSES
  Operating Expenses                                      3,015,282          2,842,586
  Maintenance and Repairs                                 3,532,522          3,870,743
  Depreciation and Amortization                           3,167,106          3,146,829
  Taxes Other than Income                                 1,394,009          1,365,902
  General, Administrative and Other                       1,436,095          1,203,951
                                                        -----------        -----------
        Total Operating Expenses                         12,545,014         12,430,011

OTHER EXPENSE
  Interest (Including Related Party)                      2,820,368          3,020,120
                                                        -----------        -----------
        Income Before Provision for Income Taxes          1,629,673          2,733,031

PROVISION FOR INCOME TAXES                                  635,570          1,065,883
                                                        -----------        -----------
NET INCOME                                              $   994,103        $ 1,667,148
                                                        ===========        ===========
Earnings Per Share:
  Basic                                                 $      5.61        $      9.32
                                                        ===========        ===========
  Diluted                                               $      5.60        $      9.31
                                                        ===========        ===========
Weighted Average Common Shares Outstanding:
  Basic                                                     177,347            178,846
                                                        ===========        ===========
  Diluted                                                   177,638            179,158
                                                        ===========        ===========


                 See accompanying notes to financial statements.

                            TOWER PROPERTIES COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
 FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                                    UNAUDITED



                                                            Nine Months Ended                    Three Months Ended
                                                     9/30/2003           9/30/2002           9/30/2003           9/30/2002
                                                     ---------           ---------           ---------           ---------
NET INCOME                                          $   994,103         $ 1,667,148         $   199,648         $    18,464

Unrealized holding (loss) gain on marketable
equity securities arising during the period             580,648               9,919             628,818            (641,034)

Deferred income tax benefit (expense)                  (226,453)             (3,869)           (245,239)            250,003
                                                    -----------         -----------         -----------         ------------
Comprehensive income (loss)                         $ 1,348,298         $ 1,673,198         $   583,227         $  (372,567)
                                                    ===========         ===========         ===========         ============


              See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                                   (UNAUDITED)



                                                           2003              2002
                                                        ----------        ----------
REVENUES
Non-Related Party Revenues:
  Rent                                                  $4,376,336        $4,907,201
  Interest and Other Income                                 29,164            58,515
                                                        ----------        ----------
     Total Non-Related Party Revenues                    4,405,500         4,965,716

Related Party Revenues:
  Rent                                                     500,576           497,261
  Management and Service Fee                               718,000           184,199
  Interest and Dividend Income                              31,950            38,188
                                                        ----------        ----------
     Total Related Party Revenues                        1,250,526           719,648
                                                        ----------        ----------
          Total Revenues                                 5,656,026         5,685,364
                                                        ----------        ----------
OPERATING EXPENSES
  Operating Expenses                                     1,104,645         1,041,970
  Maintenance and Repairs                                1,249,029         1,599,681
  Depreciation and Amortization                          1,059,916         1,084,611
  Taxes Other than Income                                  464,671           461,965
  General, Administrative and Other                        511,988           468,257
                                                        ----------        ----------
        Total Operating Expenses                         4,390,249         4,656,484

OTHER EXPENSE
  Interest (Including Related Party)                       938,490           998,606
                                                        ----------        ----------
        Income Before Provision for Income Taxes           327,287            30,275

PROVISION FOR INCOME TAXES                                 127,639            11,811
                                                        ----------        ----------
NET INCOME                                              $  199,648        $   18,464
                                                        ==========        ==========
Earnings Per Share:
  Basic                                                 $     1.13        $     0.10
                                                        ==========        ==========
  Diluted                                               $     1.13        $     0.10
                                                        ==========        ==========
Weighted Average Common Shares Outstanding:
  Basic                                                    176,868           178,825
                                                        ==========        ==========
  Diluted                                                  177,274           179,156
                                                        ==========        ==========


                See accompanying notes to financial statements.

                            TOWER PROPERTIES COMPANY
                             STATEMENTS OF CASH FLOW
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                                               2003                 2002
                                                                          ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                              $    994,103         $  1,667,148
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
      Depreciation                                                           2,253,651            2,316,144
      Amortization                                                             913,455              830,684
      Gain on Sale of Real Estate and Commercial Property                     (493,935)                  --
      Treasury Shares Issued to Directors                                       10,092                9,800
    Change in Balance Sheet Accounts, Net:
      Accounts Receivable                                                      365,959              (23,835)
      Prepaid Expenses and Other Assets                                       (389,321)             (16,241)
      Accounts Payable and Other Liabilities                                  (853,695)           1,010,433
      Current Income Taxes                                                      68,884             (200,473)
                                                                          ------------         ------------
          Net Cash Provided by Operating Activities                          2,869,193            5,593,660
                                                                          ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Change in Construction in Progress                                  $(11,198,586)        $ (2,439,293)
  Proceeds from Sale of Real Estate and Commercial Properties, Net             733,785                   --
  Additions to Equipment & Furniture, Net                                     (391,032)            (902,966)
  Additions to Rental Income Property, Net                                  (6,116,322)            (519,201)
  Additions to Leasehold Improvements, Net                                  (1,295,363)            (799,407)
                                                                          ------------         ------------
          Net Cash Used in Investing Activities                            (18,267,518)          (4,660,867)
                                                                          ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Mortgage Notes                                    $ (1,816,800)        $ (1,665,147)
  Proceeds from Long Term Borrowings                                        12,650,000                   --
  Net Change in Short Term Borrowings                                        4,573,000                   --
  Purchase of Treasury Stock                                                  (229,262)             (97,846)
  Deferred Loan Costs                                                          (30,369)                  --
                                                                          ------------         ------------
          Net Cash Provided by (Used in) Financing Activities               15,146,569           (1,762,993)
                                                                          ------------         ------------
NET INCREASE IN CASH                                                          (251,756)            (830,200)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 282,696            3,827,520
                                                                          ------------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     30,940         $  2,997,320
                                                                          ============         ============


              See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The financial statements included herein have been prepared by Tower Properties Company (the Company), and in the opinion of management, present a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 2002 to provide a description of the accounting policies which have been continued without change, and for additional information about the Company's financial condition.

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

2. Interest paid during the nine months of 2003 and 2002, amounted to $3,092,922 and $3,043,168, respectively. Of those amounts, interest paid to related party was $240,034 and $28,525 for the first nine months of 2003 and 2002, respectively. Income taxes paid during the first nine months of 2003 and 2002 amounted to $566,686 and $1,266,356, respectively.

3. Interest of $268,009 and $1,467 was capitalized during the first nine months of 2003 and 2002, respectively. Interest of $115,359 and $1,467 was capitalized during the three months ended September 30, 2003 and 2002, respectively.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain at September 30, 2003 of $4,832,275 net of tax effects of $1,884,587, or $2,947,688 is reflected as a separate component of equity. There was an increase in the net unrealized holding gain for the nine months ended September 30, 2003 of $354,195, net of deferred taxes, and an increase in the net unrealized holding gain of $383,579, net of deferred taxes, for the three months ended September 30, 2003.

5. COMMITMENTS AND CONTINGENCIES:

      The Company has construction projects in progress that are expected to total $17,000,000 for the Oakbrook (Phase V New Mark) apartments and $7,000,000 for the expansion of the 811 Garage. The projects began in the third quarter of 2002 and will be substantially completed in the 4th quarter of 2003. Through September 30, 2003, additions to the Oakbrook apartments and 811 Garage aggregated $14,742,000 and $6,466,000, respectively. Therefore, the remaining construction commitments for the Oakbrook apartments and the 811 Garage are $2,258,000 and $534,000, respectively. The Company has construction loans from Commerce Bank, N.A. for these projects totaling $12,650,000. These loans are $10,250,000 for Oakbrook apartments and $2,400,000 for 811 Garage and both are fully drawn at September 30, 2003. The funds borrowed under the construction loans are secured by the related properties and require monthly interest payments at LIBOR + 1.75% and mature in 2006. The remaining commitments totaling approximately $2,792,000 will be funded from cash from operations and the remaining line of credit availability, which management believes to be adequate resources to complete the projects. The Company negotiated increases to the line of credit with Commerce Bank, N.A. from $11,472,000 to $15,500,000 on July 31, 2003 and from $15,500,000 to $18,500,000 on November 4, 2003. The Company has cash on hand of $31,000 at September 30, 2003.

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

6. EARNINGS PER SHARE

      Basic earnings per share is based upon the weighted average common shares outstanding during each period. Diluted earnings per share is based upon the weighted average common and common equivalent shares outstanding during each period. Stock options are the Company's only common stock equivalent. The following table presents information necessary to calculate basic and diluted earnings per share for the periods indicated:

                                                   Nine Months Ended            Three Months Ended
                                                       September 30                September 30
                                                 ----------------------        ----------------------
                                                   2003           2002           2003           2002
                                                 -------        -------        -------        -------
Weighted average common shares - basic           177,347        178,846        176,868        178,825

Dilutive stock options                               291            312            406            331
                                                 -------        -------        -------        -------

Weighted average common shares - dilutive        177,638        179,158        177,274        179,156
                                                 =======        =======        =======        =======

7. STOCK BASED COMPENSATION

      The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                 Nine Months Ended           Three Months Ended
                                                    September 30,               September 30
                                              --------------------------    -------------------------
                                                 2003          2002             2003          2002
                                              ----------    ------------    -----------    ----------
Net income as reported                        $  994,103    $  1,667,148    $   199,648    $   18,464
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for all
     awards, net of related tax effects          (11,772)        (11,013)        (3,924)       (3,671)
                                              ----------    ------------    -----------    ----------
Pro forma net income                          $  982,331    $  1,656,135    $   195,724    $   14,793
                                              ==========    ============    ===========    ==========

Earnings per share:
     Basic - as reported                      $     5.61    $       9.32    $      1.13    $     0.10
                                              ==========    ============    ===========    ==========

     Basic - pro forma                        $     5.54    $       9.26    $      1.11    $     0.08
                                              ==========    ============    ===========    ==========

     Diluted - as reported                    $     5.60    $       9.31    $      1.13    $     0.10
                                              ==========    ============    ===========    ==========

     Diluted - pro forma                      $     5.53    $       9.24    $      1.10    $     0.08
                                              ==========    ============    ===========    ==========

8. BUSINESS SEGMENTS

The Company groups its operations into three business segments, commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for nine months ended September 30, 2003 and 2002:


                                                                       September 30, 2003
                                             ------------------------------------------------------------------------
                                              COMMERCIAL                                    CORPORATE
                                                OFFICE      APARTMENTS        PARKING       AND OTHER        TOTAL
                                             -----------    -----------     -----------    -----------    -----------
REVENUE FROM EXTERNAL CUSTOMERS                6,391,771      4,364,733         881,904      2,281,422     13,919,830

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER      3,075,225             --              --             --      3,075,225

INTEREST EXPENSE                               1,498,257      1,177,730          29,752        114,629      2,820,368

DEPRECIATION AND AMORTIZATION                  1,673,910        978,185          82,581        432,430      3,167,106

SEGMENT INCOME BEFORE TAX                        701,624       (730,810)        121,715      1,537,144      1,629,673

CAPITAL EXPENDITURES BY SEGMENT                2,625,174     11,211,077       5,076,146         88,906     19,001,303

IDENTIFIABLE SEGMENT ASSETS                   46,718,164     40,205,782      11,604,316     13,498,793    112,027,055


                                                                      September 30, 2002
                                             ------------------------------------------------------------------------
                                              COMMERCIAL                                    CORPORATE
                                                OFFICE      APARTMENTS        PARKING       AND OTHER        TOTAL
                                             -----------    -----------     -----------    -----------    -----------
REVENUE FROM EXTERNAL CUSTOMERS                9,048,037      4,421,632         867,434      1,588,337     15,925,440

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER      2,257,722             --              --             --      2,257,722

INTEREST EXPENSE                               1,577,443      1,081,781              --        360,896      3,020,120

DEPRECIATION AND AMORTIZATION                  1,713,820        957,849         109,365        365,795      3,146,829

SEGMENT INCOME (LOSS) BEFORE TAX               2,417,391       (509,888)        261,676        563,852      2,733,031

CAPITAL EXPENDITURES BY SEGMENT                2,304,617      1,218,889       1,080,669         56,692      4,660,867

IDENTIFIABLE SEGMENT ASSETS                   45,461,103     26,434,813       5,481,940     16,432,491     93,810,347

Following is information for each segment for the three months ended September 30, 2003 and 2002:

                                                                    September 30, 2003
                                             ------------------------------------------------------------------------
                                             COMMERCIAL                                     CORPORATE
                                               OFFICE       APARTMENTS        PARKING       AND OTHER       TOTAL
                                             -----------    -----------     -----------    -----------    -----------
REVENUE FROM EXTERNAL CUSTOMERS                1,784,681      1,453,436         294,632        872,751      4,405,500

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER      1,250,526             --              --             --      1,250,526

INTEREST EXPENSE                                 489,866        410,061          17,588         20,975        938,490

DEPRECIATION AND AMORTIZATION                    572,358        341,504          28,039        118,015      1,059,916

SEGMENT INCOME (LOSS) BEFORE TAX                  56,727       (388,262)         21,120        637,702        327,287

CAPITAL EXPENDITURES BY SEGMENT                  487,746      4,056,922       1,515,339         13,609      6,073,616

IDENTIFIABLE SEGMENT ASSETS                   46,718,164     40,205,782      11,604,316     13,498,793    112,027,055


                                                                       September 30, 2002
                                             ------------------------------------------------------------------------
                                              COMMERCIAL                                    CORPORATE
                                                OFFICE       APARTMENTS       PARKING       AND OTHER        TOTAL
                                             -----------    -----------     -----------    -----------    -----------
REVENUE FROM EXTERNAL CUSTOMERS                2,783,229      1,429,507         279,777        473,203      4,965,716

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER        719,648             --              --             --        719,648

INTEREST EXPENSE                                 520,676        355,683              --        122,247        998,606

DEPRECIATION AND AMORTIZATION                    589,702        326,241          43,446        125,222      1,084,611

SEGMENT INCOME BEFORE TAX                        313,669       (489,776)         79,401        126,980         30,274

CAPITAL EXPENDITURES BY SEGMENT                  687,167        720,861         949,749         21,769      2,379,546

IDENTIFIABLE SEGMENT ASSETS                   45,461,103     26,434,813       5,481,940     16,432,491     93,810,347

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and a $18,500,000 line of credit with Commerce Bank, N.A. (it was a $15,500,000 line of credit at September 30, 2003 that was increased to $18,500,000 on November 4, 2003). The Line of Credit is collateralized by 130,190 shares of Commerce Bancshares, Inc. common stock, real estate owned in Downtown Kansas City, MO., a negative pledge and assignment of rents from the Commerce Tower Building, and a second deed of trust on the Oakbrook apartments. The line of credit has been utilized by issuing a $6,656,000 letter of credit to back a low rate Industrial Revenue Bond and a $65,000 letter of credit required by the Company's mortgage on the Hillsborough apartment complex. At September 30, 2003, the Company had $5,373,000 outstanding borrowings on the line of credit. The Company had $3,406,000 available under the line at September 30, 2003. The Company negotiated increases to the line of credit with Commerce Bank, N.A. from $11,472,000 to $15,500,000 at July 31, 2003, and from $15,500,000 to $18,500,000 on November 4, 2003. The additional collateral for the July 31, 2003 increase was a negative pledge and assignment of rents from the Commerce Tower Building and for the November 4, 2003 increase was a second deed of trust on the Oakbrook apartments. This line of credit has been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize off-balance sheet financing or leasing transactions.

CASH PROVIDED BY OPERATIONS for the nine months ended September 30, 2003 was $2,869,000, compared to $5,594,000 for the nine months ended September 30, 2002. The decrease of $2,725,000 is primarily due to a decrease in accounts payable and other liabilities of $854,000 in 2003 compared to an increase in accounts payable and other liabilities in 2002 of $1,010, 000, and a decrease in net income of $673,000 in 2003 compared to 2002. The change in Accounts Payable is mainly due to timing differences of payments of construction invoices for the Oakbrook apartments and the 811 Garage Expansion. The decrease in net income of $673,000 is described in the Results of Operations section attached.

INVESTING ACTIVITIES utilized $18,268,000 of cash in the nine months ended September 30, 2003, primarily from the $15,137,000 increase in construction associated with Oakbrook apartments and the 811 Garage expansion of $10,708,000 and $4,429,000, respectively, of which $4,817,000 has been capitalized at the Oakbrook apartments and moved out of Construction in Progress. In 2003, there is also a $880,000 increase in Construction in

Progress associated with the UMB Building in St. Louis, MO. The nine months ended September 30, 2003 also includes a sale of 60 acres of land at New Mark to the Catholic Diocese of KC in February for $780,000, and purchases of property at 9th and Walnut in Kansas City, MO. in April for $332,500 and a parking garage at 700 Walnut in Kansas City, MO. in August for $315,000.

FINANCING ACTIVITIES generated $15,147,000 in the nine months ended September 30, 2003 primarily due to draws on the loans from Commerce Bank, N.A. totaling $17,223,000 (Oakbrook apartments construction loan of $10,250,000, the 811 Garage expansion construction loan of $2,400,000, and additional borrowing on the line of credit of $4,573,000), partially offset by mortgage debt payments of $1,817,000 and stock buy-backs of $229,000.

The Company has not experienced liquidity problems during the quarter ended September 30, 2003. The Company does not anticipate any deficiencies in meeting its liquidity needs. The Company anticipates cash requirements for continuing construction on the Oakbrook apartments and 811 Garage Expansion to be approximately $2,792,000 in 2003. Construction is ahead of schedule on the Oakbrook apartments and most of the costs will be incurred in 2003. The construction loans from Commerce Bank, N.A. for these projects of $10,250,000 for the Oakbrook apartments and $2,400,000 for the 811 Garage Expansion, totaling $12,650,000, have been fully drawn at September 30, 2003. The remaining $2,792,000 cash required for these projects will be met from cash from operations and the remaining line of credit availability. The Company negotiated increases to the line of credit with Commerce Bank, N.A. from $11,472,000 to $15,500,000 at July 31, 2003 and from $15,500,000 to $18,500,000 on November 4,
2003. The availability under the line of credit will give the Company adequate resources to complete the projects. If necessary, the Company has adequate resources to collateralize additional financing. The Company has cash on hand of $31,000 at September 30, 2003. The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from two sources: 1) rent from leases of real property, and 2) management and services fees from real property leased and managed. Rental revenue is recognized on a straight-line basis over the term of individual non-cancellable operating leases. The recognition of scheduled rent increases on a straight-line basis results in the recognition of a receivable from tenants. Such receivables were $1,045,313 and $1,389,783 at September 30, 2003 and 2002, respectively. Lease agreements generally do not provide for contingent rents. Management and service fees are recognized as a percentage of revenues on managed properties as earned over the terms of the related management agreements.

Impairment of Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company assesses the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to expected projected future operating results; significant changes in the manner of the use of the assets; and significant adverse industry or market economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeded its estimated future cash flows, an impairment charge would be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet as held for sale and reported at the lower of the carrying amount or fair value less costs to sell, and would no longer be depreciated.

Cost Capitalization

The Company evaluates major expenditures for capitalization. Those which improve or extend the useful life of the property are capitalized. Depreciation is based upon the expected useful lives, generally forty years for buildings, fifteen years for land improvements, seven years for furniture and fixtures, five years for equipment and three years for software.

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce Bancshares, Inc. and its subsidiaries (Commerce). In addition to the borrowing arrangements described above, the Company has the following transactions with
Commerce:

      - Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases for the nine months ended September 30, 2003 and September 30, 2002 was $1,913,137 and $1,464,180, respectively. Total rental income for the three months ended September 30, 2003 and September 30, 2002 was $500,576 and $497,261, respectively. Such leases contain lease rates and other provisions similar to those of other leases with unrelated parties. The nine months ended September 30, 2003 includes rental income from both the Commerce Tower Building Banking Center Lobby lease buyout of $415,000 and Suite 618 lease buyout of $50,000.

      - Management and Service fees - The Company manages certain properties owned by Commerce under property management agreements. In addition in 2003, the Company is overseeing the construction of an office building in Wichita, Kansas owned by Commerce and oversaw the rehabilitation of the Commerce Trust Building in 2002. Total fees earned under these property and construction management agreements were $537,547 and $639,439 for the nine months ended September 30, 2003 and September 30, 2002, respectively. Total fees earned for property and construction management agreements were $182,693 and $177,861 for the three months ended September 30, 2003 and September 30, 2002, respectively. The Company may earn lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these arrangements were $541,342 and $19,410 for the nine months ended September 30, 2003 and September 30, 2002, respectively. Total fees earned under these arrangements for the three months ended September 30, 2003 and 2002 were $535,186 and $0, respectively. The Company may also earn income from consulting fee services. Total fees earned for consulting services for the nine months ended September 30, 2003 and September 30, 2002 were $2,295 and $6,338, respectively. Total fees earned for consulting services for the three months ended September 30, 2003 and 2002 were $120 and $6,338, respectively. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

      - Interest and other income - The Company owns 130,190 shares of Commerce Bancshares, Inc. common stock and received dividend income of $72,255 on such shares for the nine months ended September 30, 2003 and $29,293 for the three months ended September 30, 2003. The Company owned 123,991 shares at September 30, 2002 and received dividend income of $60,446 and $20,149 for the nine months and three months ended September 30, 2002, respectively. In addition, excess funds are deposited in Commerce Bank, N.A. Interest income earned on such deposits aggregated approximately $8,648 and $67,909 for the nine months ended September 30, 2003 and September 30, 2002, respectively, and $2,657 and $18,039 for the three months ended September 30, 2003 and September 30, 2002, respectively. The dividend and interest income earned are similar to those earned from other unrelated parties.

      - Interest expense - The Company had a $15,500,000 line of credit with Commerce Bank, N.A. at September 30, 2003, which the Company increased to $18,500,000 on November 4, 2003, that has a variable interest rate equal to one and one half percent (1 1/2%) in excess of the Fed Funds rate. At September 30, 2003, $3,406,000 was available under this line of credit, and the average interest rate for the month of September was 2.51%. The line requires monthly interest payments and expires June 01, 2004. The Company intends to renew this line of credit with Commerce upon expiration. Interest expense for this loan to Commerce Bank, N.A. was $64,998 and $28,525 for the nine months ended September 30, 2003 and 2002, respectively. Interest expense for this loan for the three months ended September 30, 2003 and 2002 was $31,497 and $19,691, respectively. The Company pledged the shares owned of Commerce common stock, real estate, a negative pledge and assignment of rents on the Commerce Tower Building, and a second deed of trust on the Oakbrook apartments as collateral for the line of credit. The weighted average short term borrowing rate on the line of credit was 2.63% for the nine months ended September 30, 2003.

            The Company has two construction loans with Commerce Bank, N.A. that total $12,650,000. The Company has a $10,250,000 construction loan for the development of the Oakbrook apartments with a variable interest rate equal to the London Interbank Offered Rate (LIBOR) plus 1.75%. At September 30, 2003, the loan was fully drawn, and the average interest rate for the month of September was 2.87%. The loan requires monthly interest payments and expires February 18, 2006. Interest expense for this loan was $155,733 for the nine months ended September 30, 2003 and $74,706 for the three months ended September 30, 2003. The Company also has a $2,400,000 construction loan for the expansion of the 811 Garage with a variable interest rate equal to the LIBOR plus 1.75%. At September 30, 2003, the loan was fully drawn, and the average interest rate for the month of September was 2.87%. The loan requires monthly interest payments and expires May 1, 2006. Interest expense for this loan was $29,752 for the nine months ended September 30, 2003 and $17,588 for the three months ended September 30, 2003.

      - Included in receivables at September 30, 2003 and 2002 are amounts due from Commerce of $369,971 and $561,426, respectively.


                      NINE MONTHS ENDED SEPTEMBER 30, 2003
             COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS OF OPERATIONS

Net Income for the nine months ended September 30, 2003 and 2002 is $994,000 and $1,667,000, respectively. Pre-tax profit for the nine months ended September 30, 2003 is $1,630,000, which is $1,103,000 less than comparable 2002. The decrease in pre-tax profit is due to a $1,188,000 decrease in Total Revenues that is more than the decrease in expenses (excluding the Provision for Income Taxes) of $85,000.

The $1,188,000 decrease in Total Revenues is the net of several factors, including a decrease of $1,958,000 in Rent income (Non-Related Party and Related Party), a decrease of $126,000 in income from construction fees income (2002 included $222,000 of fees earned on the Commerce Trust Building renovation), an increase in income from commissions of $483,000 from lease renewals and new leases and an increase in Gain on Sale of Real Estate of $494,000 which represents the sale in 2003 of 60.04 acres of development land at New Mark to the Catholic Diocese of KC.

The $1,958,000 decrease in Total Rent income includes the following:

      a) 2002 income includes $1,200,000 from Kaiser Permanente for a lease buy-out at the Barkley Building, while 2003 includes $1,020,000 of lease buyouts ($465,000 in February from Commerce Bank for Commerce Tower Banking center area ($415,000) and Suite 618 ($50,000), $133,000 in March from Ford Motor for 9909 Lakeview Warehouse, $100,000 in May from City of Overland Park and $40,000 in April from CitiGroup at the Barkley Building, and $282,000 in March from Valentine Radford for the 8th, 9th and 11th floors of the Commerce Tower),

      b) Related to the Valentine Radford lease buy-out in 2003, the Company wrote-off $327,000 of `straight line rent'. The `straight line rent' amount came about because the accumulated income, which has been recorded equally over the life of the lease, exceeded the actual amount owed in the early years of the lease.

      c) 9221 Quivira office building has had no tenant in 2003 compared to $120,000 of income in 2002 from Sprint.

      d) Income at the UMB office building in St. Louis is down by $772,000 as the DEA moved out in November 2002.

      e) Income from the 29th and 30th floors of the Commerce Tower is down $237,000 as Aquila moved out in November 2002.

      f)    Rental income from apartments is down 1% or $59,000.

Following are comments about the expense decrease of $85,000 (excluding the Provision for Income Taxes). Operating expenses increased $173,000 as: a) salaries and benefits increased by $84,000 (4.9%) due to normal salary increases and new employees at the Oakbrook apartments, and b) utilities expense increased $89,000 (7.9%) mostly because the Company is responsible for utilities on more unoccupied space at the Commerce Tower in 2003 than in 2002 (Valentine Radford moved out of 8th, 9th and 11th floors).

Maintenance and Repairs expense has decreased by $338,000 or 9%, mostly due to decrease repair expenses of $309,000 at the apartment complexes. Of the $309,000 decrease at the apartment complexes $197,000 was due to reduced expenses at the New Mark apartments. In 2002, New Mark had more repairs for cleaning gutters, repairing downspouts, repairing asphalt in the parking lots and the 2002 painting of air conditioning units. Also contributing to the decrease was a decrease in repairs at Peppertree of $89,000 relating to 2002 costs of $63,000 to paint the Peppertree apartments and $26,000 to repair asphalt in the parking lots.

General Administrative and Other expenses increased by $232,000 mostly due to the increase in property and liability insurance expense of $228,000.

Interest expense on the income statement reflects a decrease of $200,000. Total interest costs have actually increased by $67,000. However, in 2003 the Company has capitalized $268,000 of interest related to the construction projects at the Oakbrook apartments and the 811 Garage Expansion, while only $1,000 was capitalized in 2002.

                      THREE MONTHS ENDED SEPTEMBER 30, 2003
             COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2002

RESULTS OF OPERATIONS

Net Income for three months ended September 30, 2003 and 2002 is $200,000 and $18,000, respectively. Pre-tax profit for the three months ended September 30, 2003 is $327,000, which is $297,000 greater than comparable 2002. The increase in pre-tax profit is due to a $326,000 decrease in expenses (excluding Provision for Income Taxes) that is more than the decrease in Total Revenues of $29,000.

The $29,000 decrease in Total Revenues is made up of a decrease of $560,000 in Total Non-Related Party Revenues offset partially by an increase in Total Related Party Revenues of $531,000. In 2003, the Total Related Party Revenue includes commission income from Commerce Bank of $534,000 for lease renewals and new leases while 2002 had no commission income for the three months ended September 30, 2002.

The $560,000 decrease in Total Non-Related Party Revenues is the net of several factors, including the following:

      a) Income at the Commerce Tower office building is down by $166,000 primarily due to the vacancy of the 8th, 9th and 11th floors in 2003 as a result of the March 2003 lease buy out by Valentine Radford.

      b) Income at the UMB office building in St. Louis is down as 2002 includes a termination buy out from the DEA of $250,000.

      c) Income at the 9909 Lakeview warehouse is down $105,000 due to the vacancy of the building as a result of the March 2003 lease buy out by Ford Motor.

Following are comments about the expense decrease of $326,000 (excluding the Provision for Income Taxes). Operating expenses increased $63,000 as: a) salaries and benefits increased by $46,000 due to normal salary increases and new employees at the Oakbrook apartments, and b) utilities expense increased $17,000, mostly because the Company is responsible for utilities on more unoccupied space at the Commerce Tower in 2003 (Valentine Radford moved out of 8th, 9th and 11th floors).

Maintenance and Repairs expense has decreased by $351,000, due to decreased repair expenses of $133,000 at the Commerce Tower and $241,000 at the apartment complexes. The Commerce Tower had a decrease of $120,000 for escalator and elevator repairs from 2002 as compared to 2003. The $241,000 decrease at the apartment complexes includes a $160,000 decrease at the New Mark apartments. In 2002 New Mark had more repairs for cleaning gutters, repairing downspouts, repairing asphalt in the parking lots and the 2002 painting of air conditioning units. Also contributing to the decrease was a decrease in repairs at the Peppertree of $89,000 relating to 2002 costs of $63,000 to paint the Peppertree apartments and $26,000 to repair asphalt in the parking lots.

General Administrative and Other expenses increased by $44,000 mostly due to the increase in property and liability insurance expense of $53,000.

Interest expense on the income statement reflects a decrease of $60,000. Total interest costs have actually increased by $53,000. However, in the three months ended September 30, 2003 the Company has capitalized $115,000 of interest related to the construction projects at the Oakbrook apartments and the 811 Garage Expansion, while only $1,000 was capitalized for comparable 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices and interest rates.

The Company has a significant amount of fixed rate debt and believes that the fair value risk is best quantified by considering prepayment penalties associated with the debt. Most prepayment penalties are based upon the difference between the debt's fixed rate and the Treasury note rate that most closely corresponds with the remaining life of the mortgage. The estimated aggregate prepayment penalty on such debt was $8,005,660 at September 30, 2003.

The Company has $25,384,000 of variable rate debt as of September 30, 2003. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $155,000. This debt is not hedged.

The Company has 130,190 shares of common stock of Commerce Bancshares, Inc. with a fair value of $5,695,813 as of September 30, 2003. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $347,445 effect on comprehensive income.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, these controls and procedures are effective. There have been no significant changes in the Company's internal control over financial reporting during the Company's quarter ended September 30, 2003, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

            None

ITEM 5. OTHER INFORMATION

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

            Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

            Exhibit 31.2 - Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

            Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

            Exhibit 32.2 - Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

            (b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter for which this report is filed.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TOWER PROPERTIES COMPANY


/s/ Thomas R. Willard
---------------------
Thomas R. Willard
President and Chief Executive Officer

/s/ Stanley J. Weber
--------------------
Stanley J. Weber
Chief Financial Officer



Date:  November 14, 2003