Form 10-K
period 2003-12-31
TOWER PROPERTIES CO
filed 2004-03-29
CIK 98827

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003       Commission file number 0-18261
                          -----------------                              -------

                            Tower Properties Company
--------------------------------------------------------------------------------
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Missouri                                       43-1529759
----------------------------------------       ---------------------------------
    STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION

 911 Main Street, Kansas City, Missouri                       64105
----------------------------------------       ---------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

Registrant's telephone number, including area code (816) 421-8255
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                            WHICH REGISTERED
      -------------------                         ------------------------

_______________________________             ____________________________________

_______________________________             ____________________________________

Securities registered pursuant to Section 12(g) of the Act:

                            $1 Par Value Common Stock
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR SUCH FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES |X| NO | |

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2) YES | | NO |X|

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (SECTION 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. | |

STATE THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT. (THE AGGREGATE MARKET VALUE SHALL BE COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF A SPECIFIED DATE WITHIN 60 DAYS PRIOR TO THE DATE OF FILING.)

                          $20,736,113 at March 23,2004
--------------------------------------------------------------------------------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE REGISTRANT'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE (APPLICABLE ONLY TO CORPORATE REGISTRANTS).

                   $1 Par Value Common Stock - 107,441 Shares
--------------------------------------------------------------------------------

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

Portions of Annual Report to Stockholders for the year ended Dec. 31, 2003, are incorporated by reference in Parts I, II and IV. Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2004 are incorporated by reference into Part III.

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

            The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas, and Clay, St. Louis and Jackson Counties in Missouri.

            In 2003, the Company completed two major construction projects, the Oakbrook apartments at New Mark and the 811 Main Garage expansion. Completed in December 2003 at a cost of approximately $17,000,000, a newly constructed addition called Oakbrook at New Mark was made to the New Mark apartment complex. Oakbrook is a 16-building, 248-unit complex on a 18.83-acre tract, located at 103rd and North Oak in Kansas City North, Missouri. Also, on the Oakbrook property, a new 5,000 sq. ft. clubhouse and pool was constructed in 2003. Completed in November 2003, at a cost of approximately $8,000,000, a 339-car expansion was newly constructed which connects with the 811 Main garage, increasing the 811 Main garage to 854 spaces.

      (b)   Financial Information About Industry Segments:

            The Company considers its business to be concentrated in three business segments--commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services.

      (c)   Narrative Description of Business:

            The Company is primarily engaged in the business of owning, developing, leasing and managing real property. The Company owns and manages 1,278,800 rentable square feet of office and warehouse space located in the Kansas City and St. Louis metropolitan areas. Substantially all the improved real estate owned by the Company consists of office buildings, a warehouse, a warehouse/office facility, automobile parking garages, apartments and land held for future sale. The Company has not pursued a policy of acquiring real estate on a speculative basis, although some real estate owned by the Company may be sold at a future time.

            The Company leasing operations provided rental income constituting approximately 86 percent of the 2003 revenues. The remaining 14 percent of 2003 revenues include management, service and construction fees (3 percent), commissions (3 percent), gain on real estate sales (2 percent), early termination fees on leases (5 percent) and other income (1 percent). The Company competes with other building owners in the renting and leasing of office building space. The Company employed 53 persons on a full-time basis and 3 persons on a part-time basis at December 31, 2003.

            The Company leases rental space and provides services to Commerce Bancshares, Inc. The annual aggregate rental and service fees paid to the Company by Commerce will vary depending upon the space occupied and services provided. For the years ended December 31, 2003, 2002 and 2001, the Company received rent and fees of $3,253,673, $2,784,226 and $2,769,579, respectively, from Commerce.
            In 2003, the Company also received $465,000 in lease buyout income from Commerce. The Company was also reimbursed by Commerce for labor, utilities and construction costs initially funded by the Company on behalf of Commerce in the amount of $2,100,234, $3,085,345, and $978,639 in 2003, 2002 and 2001, respectively.

      Item 2. Properties.

      (a)   The following real property is owned, in fee, by Registrant:

            (1) The Commerce Tower, a 30-story office building located at 911 Main Street, Kansas City, Missouri, was opened for occupancy in January 1965. The Commerce Tower has net rentable space of approximately 446,000 square feet and is presently 67 percent occupied. The building, of modern architectural design, has six elevators serving the first 17 floors and an additional six express elevators serving the 17th through the 30th floors. The Company considers the Commerce Tower to be in good condition. There is a negative pledge of rents as additional collateral for the line of credit with Commerce Bank.

            (2) The Barkley Place, a 6-story 99,000 rentable square foot office building located in Overland Park, Kansas. The building was completed in 1988. The Company purchased the building on July 15, 1994. The Company considers the building to be in excellent condition. The building is 91 percent occupied. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $2,765,826.

            (3) 6601 College Boulevard, a 6-story 101,200 rentable square foot office building, located in Overland Park, Kansas. The building was completed in 1979. The Company purchased the building on December 15, 1995. The Company considers the building to be in good condition. The building is 100 percent leased under a triple net lease expiring in 2010. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $4,182,507.

            (4) 9221 Quivira, a 1-story 24,000 rentable square foot office building and an adjacent 70,000 square foot vacant parcel of land, located in Overland Park, Kansas. The building was completed in 1968. The Company purchased the building on December 27, 1996. The Company considers the building to be in fair condition. The building is vacant. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $939,034.

            (5) UMB Bank, a 6-story 54,600 rentable square foot office building with covered parking on five levels plus surface parking on top of the attached garage located at 7911 Forsyth, Clayton, Missouri. The building was completed in 1985. The Company purchased the building on December 1, 1998. The Company considers the building to be in excellent condition. The building is presently 76 percent leased. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $6,104,397.

            (6) Woodlands Plaza I, a 3-story 93,500 rentable square foot office building with surface parking for 348 cars located at 11720 Borman Drive, St. Louis, Missouri. The building was built in 1981 and renovated in 1998. The Company purchased the building on December 29, 2000. The Company considers the building to be in excellent condition. The building is 100 percent leased. The building is subject to a mortgage deed of trust securing a loan with a balance owing of $6,571,600.

            (7) A warehouse/office facility, located at 9200 Cody, Overland Park, Kansas. The building contains approximately 24,100 square feet of office space and 96,800 square feet of warehouse space. The building was constructed in 1973, with an addition in 1976 and an expansion completed in 1997. The Company purchased the facility on June 30, 1995. The Company considers this facility to be in good condition. The building is 100 percent leased under a triple net lease through 2010. The warehouse/office facility is subject to a mortgage deed of trust securing a loan with a balance owing of $1,506,761. The expansion is subject to a mortgage deed of trust security a loan with a balance of $626,832.

            (8) A warehouse, located at 9909 Lakeview, Lenexa, Kansas. The building contains approximately 115,000 square feet of warehouse space. The building was constructed in 1987. The Company purchased the facility on December 18, 1996. The Company considers this facility to be in good condition. The building is vacant, but in March 2004 a new five-year triple net lease was signed with a tenant to occupy 78 percent of the building beginning June 1, 2004. The tenant will occupy 100 percent of the warehouse beginning on June 1, 2006 and has an option to buy the building at the end of the lease. The warehouse is subject to a mortgage deed of trust securing a loan with a balance owning of $2,204,939.

            (9) A 45-building, 622-unit apartment complex, on a 49.8-acre tract, located near New Mark Drive, North Oak and North Cherry in Kansas City North, Missouri. Construction of the first phase was completed in mid-1971, completion of the second phase in 1978, completion of the third phase in 1998, and completion of the fourth phase in 1999. The 374 apartments in Phase I through IV are 78 percent occupied. The Company considers Phase I through IV to be in good condition. The original 210 unit apartments, Phase I and Phase II, are subject to a mortgage deed of trust securing a loan with a balance owing of $1,252,757. The 140 units, Phase III, are subject to a mortgage deed of trust securing a loan with a balance owing of $4,214,221. The 24 units, Phase IV, are subject to a mortgage deed of trust securing a loan with a balance owing of $920,796.

                  Completed in December 2003, a newly constructed addition called Oakbrook at New Mark was made to the New Mark Apartment complex. Oakbrook is a 16-building, 248-unit complex, on a 18.83-acre tract, located at 103rd and North Oak in Kansas City North, Missouri. Also on the Oakbrook property, a new 5,000 sq. ft. clubhouse and pool was constructed in 2003. The Oakbrook apartments are 37 percent occupied. The Company considers the Oakbrook portion of the complex to be in excellent condition. The Oakbrook 248 units, the 8 garages (108 parking spaces) and the 5,000 sq. ft. clubhouse and pool are subject to a 3-year balloon construction loan due February 18, 2006, with a balance owing of $10,250,000, a first deed of trust and a second deed of trust as additional collateral for the line of credit with Commerce Bank. In March 2004, the Company signed a commitment letter to refinance the Oakbrook portion of the New Mark complex. A new fifteen-year loan for approximately $12,000,000 at 5.56% with State Farm is expected to close in the second quarter of 2004, which will replace the current construction loan.

            (10) A 24-building, 329-unit apartment complex, on a 30.3-acre tract, located at 5401 Fox Ridge Drive in Mission, Kansas. Construction of the complex was completed in 1985, with an addition of 7 buildings in 1996. The Company purchased the complex on December 31, 1992. The Company considers the 24-building complex to be in good condition. The apartments are 84 percent occupied. The original 261 apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $5,151,019. The 68 units are subject to a mortgage deed of trust securing a loan with a balance owing of $2,045,098.

            (11) A 7-building, 162-unit apartment complex, on an 8.7-acre tract located at 6800 Antioch in Merriam, Kansas. Construction of the complex was completed in 1987. The Company purchased the complex on September 30, 1993. The Company considers the 7-building complex to be in good condition. The apartments are 92 percent occupied. The apartments are subject to a mortgage deed of trust securing a loan with a balance owing of $2,744,863. This loan was paid off on March 1, 2004, when the Company refinanced and entered into a new twenty-year loan for $5,000,000 at 5.89% with Thrivent Financial for Lutherans.

            (12) One block of surface parking bounded generally by Sixth Street, Baltimore Street, Seventh Street and Wyandotte Street in Kansas City, Missouri. This parking location contains approximately 201 parking stalls and is collateral for a line of credit with Commerce Bank.

            (13) A block of surface parking located generally at the corner of Eighth and Wyandotte Streets in Kansas City, Missouri, that contains approximately 191 parking stalls and a surface parking lot located at 102 E. 8th in Kansas City, Missouri, that contains approximately 40 parking stalls. These parking locations are collateral for a line of credit with Commerce Bank.

            (14) A 212-car parking garage at 700 Walnut in Kansas City, Missouri that is in a building constructed in 1891. The Company purchased this garage on August 26, 2003. The condition of the property is considered poor.

            (15) The 811 Main building, Kansas City, Missouri, consisting of an L-shaped, 12-story combination office building and original parking garage, was completed in 1959. The Company acquired the property in 1972. The first five floors are utilized primarily for parking, although approximately 24,000 rentable square feet of ground floor and lower level space is available for use as commercial office space and storage. The office space extending from the 6th floor through the 12th floor encloses a gross area of approximately 200,600 rentable square feet. The building became a full-service, multi-tenant building in April 1996, and is presently 100 percent occupied. The condition of the original 811 Main building and garage property is considered good. The building is subject to a mortgage deed of trust of trust securing a loan with a balance owing of $4,955,123. On April 28 2003, approximately 11,000 square feet of land was purchased and a 339-car expansion was constructed in 2003, which connects with the 811 Main garage, increasing the 811 Main garage to 854 spaces. The condition of the new garage expansion is excellent. The garage expansion is subject to a 3-year balloon construction loan due May 1, 2006 with a balance owing of $2,400,000.

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

            (17) A tract of ground approximately one-half block in width on the east side of Main Street between 6th and 8th Streets in Kansas City, Missouri. The Company successfully pursued quiet title actions against the leaseholder, and as a result, now holds clear title to the leasehold improvements on this tract, Prom/Rodeway Inn and 711 Main Garage. These structures are functionally obsolete. The Company had remediated environmental problems in the buildings and in 1997, the Company demolished the north Rodeway facility and completed a 112 car surface parking lot. This parking location is collateral for a line of credit with Commerce Bank. The south facility contains a 204 car-parking garage at 711 Main, Kansas City, Missouri.

            (18) An irregular tract of ground located at 600 Main in Kansas City, Missouri, containing approximately 35,000 square feet, which was previously leased in part to a service station until December 1996. The Company demolished the station in 1997 and completed the entire area for a 91 car surface parking lot. This parking location is collateral for a line of credit with Commerce Bank.

            (b) The Company has approximately 40 acres of undeveloped land held for sale located in Kansas City North, Missouri, near the New Mark apartment complex owned by the Company. The tract is owned in fee.

      Item 3. Legal Proceedings.

      A former tenant of Commerce Tower has pending a suit against the Company relating to asbestos in that building. The suit alleges fraud, gross negligence, nuisance and breach of contract. Plaintiff seeks to represent a class for damages for alleged excessive rent, property damage and medical monitoring. The suit also seeks punitive damages and an order requiring removal of the asbestos in the building. Plaintiff originally filed suit in June 2001, then voluntarily dismissed that suit on May 30, 2003 and immediately filed the current suit. Monitoring performed in the building has indicated that fibers are properly contained. The Company believes the suit is without merit and intends to defend its position vigorously.

      The Company is not involved in any additional material pending litigation.

      Item 4. Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters to a vote of security holders during the fourth quarter of 2003.

Part II

      Item 5. Market for Registrant's Common Stock and Related Security Holder Matters.

      The Company's stock is traded in the "over-the-counter" market and trading of such stock is limited. The schedule below depicts the range of low and high trade prices in each quarter of 2003 and 2002.

                                    2003                    2002
                             -------------------     -------------------
                  Quarter      Low         High        Low         High
                  -------      ---         ----        ---         ----
                  First      $172.25     $175.00     $173.00     $175.00
                  Second      170.50      174.00      175.00      177.00
                  Third       176.00      181.00      175.00      175.00
                  Fourth      168.00      175.00      175.00      175.00

      There are no present or future restrictions on the ability of Registrant to pay common stock dividends. No dividends were paid in 2003 or 2002.

      The table below shows the number of holders of record of each class of equity securities of Registrant as of March 23, 2004:

                                                        Number of
                   Title of Class                   Security Holders
                   --------------                   ----------------
                  Common stock,
                  $1.00 par value                          360

      Item 6. Selected Financial Data.

      Reference is made to the caption "Selected Financial Data" on Page 33 of Registrant's 2003 Annual Report to Stockholders (attached hereto as
      Exhibit 13) for a summary of certain financial data for the Registrant for each of its last five fiscal years. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information set forth therein is incorporated herein by reference.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Reference is made to the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth on Pages 24 through 32 of Registrant's 2003 Annual Report to Stockholders (attached hereto as Exhibit 13) which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

      Item 7a. Market Risk Disclosure.

      Reference is made to caption "Quantitive and Qualitive Disclosure About Market Risk" set forth on Page 31 of Registrant's 2003 Annual Report to Stockholders (attached hereto as Exhibit 13) which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

      Item 8. Financial Statements and Supplementary Data.

      Reference is made to Pages 4 through 23 and Pages 33 through 35 of Registrant's 2003 Annual Report to Stockholders (attached hereto as
      Exhibit 13) which, pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, is incorporated herein by reference.

      Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

      There were no changes in or disagreements with the Company's independent accountants during the Company's two most recent fiscal years.

      Item 9A. Controls and Procedures.

      At December 31, 2003, under the supervision and with the participation of the management of the Company, including the Company's chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to exchange Act Rule 13a-15. Based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that the Company's controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported as required and within the time periods specified in the SEC's rules and forms. There have been no significant changes in the Company's internal controls over financial reporting or in other factors that have materially affected or are reasonable likely to materially affect the Company's internal control over financial reporting subsequent to the date of their evaluation.

Part III

      Item 10. Directors and Executive Officers of the Registrant.

      Reference is made to the caption "Election of Directors" set forth on Page 3 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held May 12, 2004. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein relating to the names, ages, positions, terms of office, family relationships and business experience of Registrant's directors is incorporated herein by reference.

      On November 18, 2003 the Company adopted a Code of Ethics within the meaning of Item 406 of Regulation S-K that applies to its Chief Executive Officer, Chief Financial Officer and Controller. A copy of the Code of the Ethics is attached hereto as Exhibit 14.

      Section 16(a) Beneficial Ownership Reporting Compliance

      Based solely upon a review of Forms 3, 4 and 5 furnished to Registrant pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to the fiscal year ended December 31, 2003, Registrant believes that all such reports required to be filed during such fiscal year by Registrant's officers, directors, and 10% beneficial owners were timely filed except for the reports described in this paragraph. James M. Kemper, Jr. did not timely file (a) a Form 5 due on February 14, 2002, to report two grants of stock options received in 2001; (b) one Form 4 due on October 25, 2002 to report the receipt of a stock option; and (c) a Form 5 due on February 14, 2003 to report gifts made by him on July 19, 2002. All of these transactions were subsequently reported on a Form 5 filed in February 2004.

      Item 11. Executive Compensation.

      Reference is made to the captions "Summary Compensation Table" and "Compensation Plans" set forth on Pages 8 through 11 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held May 12, 2004. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, information therein is incorporated herein by reference.

      Item 12. Security Ownership of Certain Beneficial Owners and Management.

      Reference is made to the caption "Security Ownership of Certain Beneficial Owners and Management" set forth on Pages 6 and 7 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held May 12, 2004. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

      Item 13. Certain Relationships and Related Transactions.

      Reference is made to the caption "Transactions" set forth on Pages 12 and 13 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held May 12, 2004. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

      Item 14. Principal Accountant Fees and Services.

      Information regarding accounting services and fees is set forth under the caption "Accounting Information" set forth on Page 13 of Registrant's Proxy Statement relating to Annual Meeting of Stockholders to be held May 12, 2004. Pursuant to General Instruction G(2) to Form 10-K and Securities Exchange Act Rule 12b-23, the information therein is incorporated herein by reference.

Part IV

      Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)(1) Financial Statements. The following financial statements of the Registrant, together with the Independent Auditor's Report, contained in the Registrant's 2003 Annual Report to Stockholders are hereby incorporated herein:

                  Balance Sheets - December 31, 2003 and 2002

                  Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

                  Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001

                  Statements of Stockholders' Investment for the Years Ended December 31, 2003, 2002 and 2001

                  Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001 Notes to Financial Statements

                  Independent Auditor's Report

      (2) Schedule III, contained on Page 34 of the Registrant's 2003 Annual Report to Stockholders, is (attached hereto as Exhibit
                  13), incorporated herein by reference.

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

 10(a)       Hillsborough Apartment Complex              Filed on January 11, 1993, as
             Acquisition agreement                       Exhibit A to Registrant's
                                                         Form 8-K
                                                         (File No. 0-18261)

   (b)       Peppertree Apartment Complex                Filed on October 12, 1993, as
             Acquisition agreement                       Exhibit A to Registrant's Form 8-K
                                                         (File No. 0-18261)

   (c)       Barkley Place Office Building               Filed on July 26, 1994, as
             Acquisition agreement                       Exhibit A to Registrant's
                                                         Form 8-K (File No. 0-18261)

   (d)       6601 College Boulevard Office Building      Filed on February 27, 1996, as
             acquisition agreement                       Exhibit A to Registrant's
                                                         Form 8-K (File No. 0-18261)

   (e)       UMB Bank Office Building                    Filed on February 16, 1999, as
             Acquisition agreement                       Exhibit A to Registrant's
                                                         Form 8-K
                                                         (File No. 0-18261)

   (f)       Woodlands Plaza I Office                    Filed on March 29, 2001, as
             Building acquisition agreement              Exhibit A to Registrant's
                                                         Form 8-K
                                                         (File No. 0-18261)

   (g)       Tower Garage Sales Agreement                Filed on August 15, 2001 as
                                                         Exhibit A to Registrant's
                                                         Form 8-K
                                                         (File No. 0-18261)

13 Tower Properties Company `s Annual Report to its Stockholders for the 2003 fiscal year. Such report is furnished for the information of the Commission and is not to be deemed as filed as part of this report.

14 Code of Ethics that applies to the Chief Executive Officer, Chief Financial Officer and Controller.

31.1 - Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 - Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1  - Certification of the Chief Executive Officer pursuant to 18 U.S.C.
      Section 1350

32.2  - Certification of the Chief Financial Officer pursuant to 18 U.S.C.
      Section 1350

(b) Reports on Form 8-K. Registrant filed no required reports on Form 8-K during the last quarter of 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            TOWER PROPERTIES COMPANY
                                                  (Registrant)


DATE: March 29, 2004                    BY: /s/THOMAS R. WILLARD
                                            ------------------------------------
                                                     Thomas R. Willard
                                               President, and Chief Executive
                                                          Officer


DATE: March 29, 2004                    BY: /s/STANLEY J. WEBER
                                            ------------------------------------
                                                      Stanley J. Weber
                                               Chief Financial Officer, Vice
                                             President, Treasurer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.


DATE: March 29, 2004                    BY: /s/JAMES M. KEMPER, JR.
                                            ------------------------------------
                                                    James M. Kemper, Jr.
                                                   Chairman, and Director


DATE: March 29, 2004                    BY: /s/DAVID W. KEMPER
                                            ------------------------------------
                                                      David W. Kemper
                                                          Director


DATE: March 29, 2004                    BY: /s/BRIAN D. EVERIST
                                            ------------------------------------
                                                      Brian D. Everist
                                                          Director


DATE: March 29, 2004                    BY: /s/JONATHAN M. KEMPER
                                            ------------------------------------
                                                     Jonathan M. Kemper
                                                          Director


DATE: March 29, 2004                    BY: /s/WILLIAM E. QUIRK
                                            ------------------------------------
                                                      William E. Quirk
                                                          Director


DATE: March 29, 2004                    BY: /s/THOMAS R. WILLARD
                                            ------------------------------------
                                                     Thomas R. Willard
                                            President, Chief Executive Officer,
                                                       and Director