Form 10-Q
period 2004-03-31
TOWER PROPERTIES CO
filed 2004-05-14
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               (Mark One)
              [X] Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

               For Quarter Ended March 31, 2004 or

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ] No [X].                                           .

     184,924 shares of common stock, $1.00 par value per share, outstanding at April 30, 2004

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                            TOWER PROPERTIES COMPANY
                                 BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003

                                                          (UNAUDITED)
                                                             2004               2003
                                                         -------------      -------------
ASSETS
Investment in Commercial Properties:
    Rental Property, Net                                 $  92,113,491      $  92,285,745
    Tenant Leasehold Improvements, Net                       5,941,759          5,703,292
    Equipment and Furniture, Net                             6,687,222          6,892,018
    Construction in Progress                                   176,408            629,472
                                                         -------------      -------------
       Commercial Properties, Net                          104,918,880        105,510,527

Real Estate Held for Sale                                      156,717            156,717
Cash and Cash Equivalents (Related Party)                       58,682            321,517
Investment Securities at Fair Value (Related Party)          6,521,909          6,700,985
Receivables (Including Related Party)                        2,091,526          2,230,256
Income Taxes Recoverable                                       876,541            450,992
Prepaid Expenses and Other Assets                            1,256,829          1,082,808
                                                         -------------      -------------

          TOTAL ASSETS                                   $ 115,881,083      $ 116,453,802
                                                         =============      =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
    Mortgage Notes Payable                               $  47,839,058      $  46,185,773
    Construction Loan (Related Party)                       12,650,000         12,650,000
    Real Estate Bond Issue                                   6,400,000          6,400,000
    Line of Credit (Related Party)                           7,288,000         10,398,000
    Accounts Payable and Other Liabilities                   2,579,983          2,398,705
    Deferred Income Taxes                                    3,921,497          3,991,337
                                                         -------------      -------------

          Total Liabilities                                 80,678,538         82,023,815

Commitments and Contingencies

Stockholders' Investment:
Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                             --                 --
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        185,430 and 183,430 Shares in 2004 and 2003,
         respectively                                          185,430            183,430
  Paid-In Capital                                           18,920,201         18,481,720
  Retained Earnings                                         12,727,259         13,257,705
  Accumulated Other Comprehensive Income                     3,451,607          3,560,843
                                                         -------------      -------------
                                                            35,284,497         35,483,698
  Less Treasury Stock, At Cost (506 and
      6,506 shares in 2004 and 2003, respectively)             (81,952)        (1,053,711)
                                                         -------------      -------------
    Total Stockholders' Investment                          35,202,545         34,429,987
                                                         -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT           $ 115,881,083      $ 116,453,802
                                                         =============      =============

               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                   (UNAUDITED)

                                                               2004             2003
                                                            -----------      -----------
REVENUES
Non-Related Party Revenues:
  Rent                                                      $ 4,574,188      $ 4,206,077
  Management and Service Fee                                        538              687
  Gain (Loss) on Disposition of Assets                          (20,751)         494,350
  Interest and Other Income                                      27,333          439,806
                                                            -----------      -----------
     Total Non-Related Party Revenues                         4,581,308        5,140,920

Related Party Revenues:
  Rent                                                          483,170          484,583
  Management and Service Fee                                    237,509          177,486
  Interest and Other Income                                      33,829          489,572
                                                            -----------      -----------
     Total Related Party Revenues                               754,508        1,151,641
                                                            -----------      -----------

          Total Revenues                                      5,335,816        6,292,561
                                                            -----------      -----------

OPERATING EXPENSES
  Operating Expenses                                          1,107,630          973,068
  Maintenance and Repairs                                     1,389,593          984,191
  Depreciation and Amortization                               1,447,625        1,071,512
  Taxes Other than Income                                       482,872          464,669
  General, Administrative and Other                             703,256          407,782
                                                            -----------      -----------
        Total Operating Expenses                              5,130,976        3,901,222

OTHER EXPENSE
  Interest (Including Related Party)                          1,074,421          946,708
                                                            -----------      -----------

        Income (Loss) Before Provision for Income Taxes        (869,581)       1,444,631

INCOME TAX EXPENSE (BENEFIT)                                   (339,135)         563,406
                                                            -----------      -----------

NET INCOME (LOSS)                                           $  (530,446)     $   881,225
                                                            ===========      ===========

Earnings (Loss) Per Share:
  Basic                                                     $     (3.00)     $      4.96
                                                            ===========      ===========
  Diluted                                                   $     (3.00)     $      4.95
                                                            ===========      ===========
Weighted Average Common Shares Outstanding:
  Basic                                                         177,012          177,713
                                                            ===========      ===========
  Diluted                                                       177,012          177,958
                                                            ===========      ===========

                 See accompanying notes to financial statements.

                            TOWER PROPERTIES COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                    UNAUDITED

                                                   2004           2003
                                                ---------      ---------
NET INCOME (LOSS)                               $(530,446)     $ 881,225

Unrealized holding loss on marketable
equity securities arising during the period      (179,076)      (356,721)

Deferred income tax benefit                        69,840        139,121
                                                ---------      ---------

Comprehensive income (loss)                     $(639,682)     $ 663,625
                                                =========      =========

               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                             STATEMENTS OF CASH FLOW
          FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003
                                   (UNAUDITED)


                                                                     2004             2003
                                                                  -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                               $  (530,446)     $   881,225
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided by Operating Activities:
      Depreciation                                                  1,078,181          734,331
      Amortization                                                    369,444          337,181
      (Gain) Loss on Disposition of Assets                             20,751         (494,350)
    Change in Balance Sheet Accounts, Net:
      Accounts Receivable                                             138,730          580,094
      Prepaid Expenses and Other Assets                              (154,123)          (6,555)
      Accounts Payable and Other Liabilities                          181,278       (1,925,489)
      Current Income Taxes                                           (425,549)         563,406
                                                                  -----------      -----------
          Net Cash Provided by Operating Activities                   678,266          669,843
                                                                  -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Change in Construction in Progress                          $   453,064      $(5,415,279)
  Proceeds from Disposition of Assets, Net                                 --          734,200
  Additions to Equipment & Furniture, Net                            (129,690)         (56,729)
  Additions to Rental Income Property, Net                           (592,192)         (89,612)
  Additions to Leasehold Improvements, Net                           (547,952)          (1,417)
                                                                  -----------      -----------
          Net Cash Used in Investing Activities                      (816,770)      (4,828,837)
                                                                  -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Mortgage Notes                            $(3,346,715)     $  (588,583)
  Proceeds from Long Term Borrowings                                5,000,000        5,863,913
  Net Change in Line of credit                                     (3,110,000)         (75,000)
  Purchase of Treasury Stock                                               --         (105,316)
  Proceeds from Exercise of Stock Options                           1,328,000               --
  Tax Benefit from Exercise of Stock Options                           84,240               --
  Deferred Loan Costs                                                 (79,856)         (13,944)
                                                                  -----------      -----------
          Net Cash Provided by (Used in) Financing Activities        (124,331)       5,081,070
                                                                  -----------      -----------
NET INCREASE (DECREASE) IN CASH                                      (262,835)         922,076

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        321,517          282,696
                                                                  -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    58,682      $ 1,204,772
                                                                  ===========      ===========

               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. The financial statements included herein have been prepared by Tower Properties Company (the Company), and in the opinion of management, present a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 2003 to provide a description of the accounting policies which have been continued without change, and for additional information about the Company's financial condition.

     The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas, and Clay, St. Louis and Jackson Counties in Missouri. Substantially all of the improved real estate owned by the Company consists of office buildings, apartment complexes, a warehouse, a warehouse/office facility, automobile parking lots and garages, and land held for future sale or development.

2. Interest paid during the three months of 2004 and 2003, amounted to $1,071,050 and $1,005,909, respectively. Of those amounts, interest paid to related party was $161,418 and $36,376 for the first three months of 2004 and 2003, respectively. Income taxes paid during the first three months of 2004 and 2003 amounted to $7,500 and $-0-, respectively.

3. Interest of $1,728 and $54,867 was capitalized during the first three months of 2004 and 2003, respectively.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain at March 31, 2004 of $5,658,372 net of tax effects of $2,206,765, or $3,451,607 is reflected as a separate component of equity. There was a decrease in the net unrealized holding gain for the three months ended March 31, 2004 of $109,236, net of deferred taxes.

5. On March 1, 2004, the Company refinanced the loan for Peppertree Apartments with the current lender, Thrivent Financial for Lutherans. The original $4,000,000 loan had an outstanding balance of $2,714,631 at March 1, 2004. The Company paid off the existing loan on March 1, 2004, paid a 5% prepayment penalty of $136,000 and replaced the original loan with a new $5,000,000, 20-year loan at 5.89% and paid $79,856 of costs associated with the loan closing.

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

     A former tenant of Commerce Tower has pending a suit against the Company relating to asbestos in that building. The suit alleges fraud, gross negligence, nuisance and breach of contract. Plaintiff seeks to represent a class for damages for alleged excessive rent, property damage and medical monitoring. The suit also seeks punitive damages and an order requiring removal of the asbestos in the building. Plaintiff originally filed suit in June 2001, then voluntarily dismissed that suit on May 30, 2003 and immediately filed the current suit. Monitoring performed in the building has indicated that fibers are properly contained. The Company believes the suit is without merit and intends to defend its position vigorously

     On March 8, 2004, the Company signed a commitment letter to finance a 15-year $12,000,000 loan at 5.56% for the Oakbrook Apartments at New Mark with State Farm, which will replace the current $10,250,000 construction loan with Commerce Bank. The new $12,000,000 loan with State Farm is expected to close by May 15, 2004.

7.   EARNINGS (LOSS) PER SHARE

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

                                                          Quarter ended March 31,
                                                            2004          2003
                                                          -------        -------
Weighted average common shares - basic                    177,012        177,713

Dilutive stock options                                          -            245
                                                          -------        -------

Weighted average common shares - dilutive                 177,012        177,958
                                                          =======        =======

For the quarter ended March 31, 2004, basic and diluted earnings per share are the same because of the net loss for the period.

8.   STOCK BASED COMPENSATION

     The Company accounts for stock options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in operations, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                 Quarter ended March 31
                                              ----------------------------
                                                  2004             2003
                                              -----------        ---------
Net income (loss) as reported                 $  (530,446)         881,225
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for all
    awards, net of related tax effects
                                                       --           (3,924)
                                              -----------        ---------
Pro forma net income (loss)                   $  (530,446)         877,301
                                              ===========        =========

Earnings (loss) per share:
    Basic - as reported                       $     (3.00)       $    4.96
                                              ===========        =========

    Basic - pro forma                         $     (3.00)       $    4.94
                                              ===========        =========

    Diluted - as reported                     $     (3.00)       $    4.95
                                              ===========        =========

    Diluted - pro forma                       $     (3.00)       $    4.93
                                              ===========        =========

During the quarter ended March 31, 2004, the Company's Chairman of the Board exercised stock options to acquire 8,000 shares of common stock. At March 31, 2004, there are no stock options outstanding.

9.   BUSINESS SEGMENTS

The Company groups its operations into three business segments: commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for three months ended March 31, 2004 and 2003:

                                                                        March 31, 2004
                                       ---------------------------------------------------------------------------------
                                       COMMERCIAL                                            CORPORATE
                                         OFFICE         APARTMENTS          PARKING          AND OTHER          TOTAL
                                       ----------       ----------        ----------        ----------       -----------
REVENUE FROM EXTERNAL CUSTOMERS         2,276,424        1,576,941           325,661           402,282         4,581,308

REVENUE FROM RELATED PARTY/MAJOR
CUSTOMER                                  754,508               --                --                --           754,508

INTEREST EXPENSE                          477,808          441,199            41,837           113,577         1,074,421

DEPRECIATION AND AMORTIZATION             612,186          658,587            72,819           104,033         1,447,625

SEGMENT INCOME (LOSS) BEFORE TAX           83,423         (893,221)             (585)          (59,198)         (869,581)

CAPITAL EXPENDITURES BY SEGMENT           528,828          150,145            72,290            65,507           816,770

IDENTIFIABLE SEGMENT ASSETS            46,677,739       41,627,412        12,274,570        15,301,362       115,881,083

                                                                       March 31, 2003
                                       ---------------------------------------------------------------------------------
                                       COMMERCIAL                                           CORPORATE
                                         OFFICE         APARTMENTS         PARKING          AND OTHER           TOTAL
                                       ----------       ----------        ----------        ----------       -----------
REVENUE FROM EXTERNAL CUSTOMERS         2,306,877        1,472,029           288,114         1,073,900         5,140,920

REVENUE FROM RELATED PARTY/MAJOR
CUSTOMER                                1,151,641               --                --                --         1,151,641

INTEREST EXPENSE                          509,543          363,891                --            73,274           946,708

DEPRECIATION AND AMORTIZATION             544,578          314,736            26,934           185,264         1,071,512

SEGMENT INCOME (LOSS) BEFORE TAX          607,011          (75,177)           65,696           847,101         1,444,631

CAPITAL EXPENDITURES BY SEGMENT         1,146,799        3,037,075         1,375,735             3,428         5,563,037

IDENTIFIABLE SEGMENT ASSETS            45,879,878       32,678,176         8,245,219        13,429,725       100,232,998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and an $18,500,000 line of credit with Commerce Bank, N.A. The Line of Credit is collateralized by 136,699 shares of Commerce Bancshares, Inc. common stock, real estate owned in Downtown Kansas City, MO., a negative pledge and assignment of rents from the Commerce Tower Building, and a second deed of trust on the Oakbrook apartments. The line of credit has been utilized by issuing a $6,656,000 letter of credit to back a low rate Industrial Revenue Bond and a $65,000 letter of credit required by the Company's mortgage on the Hillsborough apartment complex. At March 31, 2004, the Company had $7,288,000 outstanding borrowings on the line of credit. The Company had $4,491,000 available under the line at March 31, 2004. This line of credit has been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize off-balance sheet financing or leasing transactions.

CASH PROVIDED BY OPERATING ACTIVITIES for the three months ended March 31, 2004 was $678,000, compared to $670,000 for the three months ended March 31, 2003. There is little difference between the net cash provided by operating activities in 2004 and 2003 because the reduction in the combination of results of operations, gain on disposition of assets and the related change in current income taxes account balances in 2004 compared to 2003 of $1,886,000 (see discussion of net income in the Results of Operations section attached) is mostly offset by the decrease in accounts payable and other liabilities account balances in 2003 of $1,925,000. The large decrease in accounts payable and other liabilities in 2003 reflects a reduction from payment of construction invoices for Oakbrook apartments at New Mark and 811 Main garage expansion compared to year-end 2002.

INVESTING ACTIVITIES used $817,000 of cash in the three months ended March 31, 2004, including $171,000 of improvements for a tenant moving into the Commerce Tower, $125,000 for the cooling tower at the Barkley building, $71,000 for sidewalk improvements associated with the 811 Main garage expansion, $46,000 for work at the 9909 Lakeview warehouse, and $186,000 paid for commissions for new leases and lease extensions.

FINANCING ACTIVITIES utilized $124,000 in the three months ended March 31, 2004. On March 1, 2004, the Company refinanced the loan for Peppertree Apartments with the current lender, Thrivent Financial for Lutherans. The original $4,000,000 loan had an outstanding balance of $2,714,631 at March 1, 2004. The Company paid off the existing loan on March 1, 2004, paid a 5% prepayment penalty of $136,000 and replaced the original loan with a new $5,000,000, 20-year loan at 5.89% and paid $79,856 of costs associated with the loan closing. The $2,714,631 pay-off of the original Peppertree loan combined with $632,084 of normal monthly payments on other debt total $3,346,715 of principal payments on Mortgage Notes.

On March 31, 2004, Mr. James Kemper, Jr. (Chairman of the Board) exercised all of his 8,000 non-qualified stock options to buy shares of the Company. The total received for the 8,000 shares was $1,328,000 or an average exercise price of $166 per share. The Company sold 6000 shares from Treasury stock for $992,000 and issued 2000 shares of stock for $336,000. The market value of the Company's stock on exercise date was $193 per share. Therefore, the market value of 8,000 shares totaled $1,544,000 or $216,000 more than the total exercise amount of $1,328,000. For non-qualified stock options, the difference between the market value and exercise cost is considered income to Mr. Kemper and a tax deduction for the Company. The Company's tax benefit of $84,240, based on a 39% effective tax rate, was recorded as additional paid-in-capital on the balance sheet.

The Company did not experience liquidity problems during the quarter ended March 31, 2004. The Company does not anticipate any deficiencies in meeting its liquidity needs. The availability under the $18,500,000 line of credit along with cash provided from operations will give the Company adequate resources to meet the Company's cash requirements during 2004. If necessary, the Company has adequate resources to collateralize additional financing. On March 8, 2004, the Company signed a commitment letter to refinance the Oakbrook apartments at New Mark. A new fifteen-year loan for $12,000,000 at 5.56% with State Farm is expected to close in the second quarter of 2004, which will replace the current $10,250,000 construction loan with Commerce Bank and the excess cash will be used to pay down on the line of credit. The Company had cash on hand of $59,000 at March 31, 2004.

The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

There have been no material changes to the Registrant's contractual cash obligations and other commercial commitments from amounts disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from two sources: 1) rent from leases of real property, and 2) management and services fees from real property leased and managed. Rental revenue is recognized on a straight-line basis over the term of individual non-cancellable operating leases. The recognition of scheduled rent increases on a straight-line basis results in the recognition of a receivable from tenants. Such receivables were $1,386,813 and $1,049,436 at March 31, 2004 and 2003, respectively. Lease agreements generally do not provide for contingent rents. If amounts are received from tenants upon early termination of leases the amounts are recorded as income when received. Management and service fees are recognized as a percentage of revenues on managed properties as earned over the terms of the related management agreements.

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

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce Bancshares, Inc. and its subsidiaries (Commerce). In addition to the line of credit borrowing arrangement described above, the Company has the following transactions with Commerce:

     - Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases for the three months ended March 31, 2004 and March 31, 2003 was $483,170 and $484,583, respectively. Such leases contain lease rates and other provisions similar to those of other leases with unrelated parties.

     - Management and Service fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company has been overseeing the construction of an office building in Wichita, Kansas owned by

          Commerce. Total fees earned under these property and construction management agreements were $220,180 and $171,330 for the three months ended March 31, 2004 and March 31, 2003, respectively. The Company earns lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these lease commissions arrangements were $17,209 and $6,156 for the three months ended March 31, 2004 and March 31, 2003, respectively. The Company may also earn income from consulting fee services. Total fees earned for consulting services for the three months ended March 31, 2004 were $120. No fees were earned for consulting services for the three months ended March 31, 2003. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

     - Interest and other income - The Company owns 136,699 shares of Commerce Bancshares, Inc. common stock at March 31, 2004. The Company received dividend income from ownership of Commerce Bancshares common stock of $31,441 for the three months ended March 31, 2004. The Company owned 130,190 shares at March 31, 2003 and received dividend income of $21,481 for the three months ended March 31, 2003. In addition, excess funds are deposited in Commerce Bank, N.A. Interest income earned on such deposits aggregated $2,388 and $3,091 for the three months ended March 31, 2004 and March 31, 2003, respectively. The dividend and interest income earned are similar to those earned from other unrelated parties. In 2003, the Company also received $465,000 of other income from the Commerce Tower Building Banking Center Lobby lease buyout of $415,000 and Suite 618 lease buyout of $50,000. These lease buyouts contained rates and other provisions similar to those of other lease buyouts with unrelated parties.

     - Interest expense - The Company has an $18,500,000 line of credit with Commerce Bank, N.A. at March 31, 2004 that has a variable interest rate equal to one and one half percent (1 1/2%) in excess of the Fed Funds rate. At March 31, 2004, $4,491,000 was available under this line of credit, and the interest rate at March 31, 2004 was 2.48%. The line requires monthly interest payments and matures June 1, 2004. The Company intends to renew this line of credit with Commerce upon expiration. Interest expense for this loan, including letter of credit fees, was $69,499 and $19,404 for the three months ended March 31, 2004 and 2003, respectively. The Company pledged the shares owned of Commerce common stock, real estate, a negative pledge and assignment of rents on the Commerce Tower Building, and a second deed of trust on the Oakbrook apartments as collateral for the line of credit. The weighted average short term borrowing rate on the line of credit was 2.50% for the three months ended March 31, 2004.

          The Company also has two construction loans with Commerce Bank, N.A. that total $12,650,000. The Company has a $10,250,000 construction loan for the development of the Oakbrook apartments with a variable interest rate equal to the London Interbank Offered Rate (LIBOR) plus 1.75%. At March 31, 2004, the loan was fully drawn, and the interest rate at March 31, 2004 was 2.85%. At March 31, 2003, the outstanding balance was $5,863,914 with $4,386,086 available under the construction loan and the interest rate at March 31, 2003 was 3.09%. The loan requires monthly interest payments and matures February 18, 2006. Interest expense for this loan was $74,019 and $18,168 for the three months ended March 31, 2004 and March 31, 2003, respectively. The Company also has a $2,400,000 construction loan for the expansion of the 811 Garage with a variable interest rate equal to the LIBOR plus 1.75%. At March 31, 2004, the loan was fully drawn, and the interest rate at March 31, 2004 was 2.85%. The loan requires monthly interest payments and matures May 1, 2006. Interest expense for this loan was $17,331 for the three months ended March 31, 2004.

     - Included in receivables at March 31, 2004 and 2003 are amounts due from Commerce of $548,610 and $309,925, respectively.

RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2004
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2003

Results for three months ended March 31, 2004 reflect a net loss of ($530,000), while the comparable three months of 2003 had net income of $881,000. Pre-tax loss in 2004 is ($869,000), which is $2,314,000 less than pre-tax profit in 2003 of $1,445,000. The decrease in pre-tax results is made up a $957,000 decrease in Total Revenues and an increase in expenses (excluding the Provision for Income Taxes) of $1,357,000.

The $957,000 decrease in Total Revenues is the net of several factors, including a decrease of $868,000 in Interest and Other Income (Non-Related Party and Related Party), a decrease of $515,000 in Gain on Sale of Assets (2003 gain of $494,000 represents the sale of 60.04 acres of development land at New Mark to the Catholic Diocese of KC), offset slightly by an increase in Total Rent income (mostly Non-Related Party) of $367,000.

Interest and Other Income decreased by $868,000 mostly due to the fact that 2003 included $880,000 of revenue from lease buyouts ($465,000 in February 2003 from Commerce Bank for Commerce Tower banking center area ($415,000) and Suite 618 ($50,000) of the Commerce Tower, $133,000 in March 2003 from Ford Motor for 9909 Lakeview Warehouse, and $282,000 in March 2003 from Valentine Radford for the 8th, 9th and 11th floors of the Commerce Tower).

The increase of $367,000 in Total Rent income includes the following:

     a) Prior to the Valentine Radford lease buy-out at the Commerce Tower in 2003, income of $114,000 had been recorded. Also, related to the lease buy-out, the Company in 2003 wrote-off as a reduction in rent $327,000 of straight-line rent. The straight-line rent represented the amount by which accumulated income, which had been recorded equally over the life of the lease, exceeded the actual amount owed in the early years of the lease.

     b) Prior to the Ford Motor lease buy-out at 9909 Lakeview Warehouse in 2003, income of $122,000 had been recorded while no rent was received in 2004 because the building was vacant.

     c) Income from the UMB office building in St. Louis is up by $117,000 mostly due to the $119,000 of rent received in 2004 from Wells Fargo for additional space leased that they occupied in April 2003.

     d) The Oakbrook apartments at New Mark, which were not completed until late 2003 had rental income in 2004 of $160,000.

Following are comments about the expense increase of $1,357,000 (excluding the Provision for Income Taxes). Operating expenses increased $135,000 as: a) salaries and benefits increased by $100,000 due to normal salary increases, new employees at the Oakbrook apartments, and an increase in health insurance premiums of $21,000, and b) utilities expense increased $35,000 which represents the amount of utility expense in 2004 for the new Oakbrook apartments.

Maintenance and Repairs expense has increased by $405,000. The largest factors associated with the increase include: a) Roof and skylight repairs in 2004 of $93,000 at the 9909 Lakeview Warehouse, b) Snow removal costs in 2004 exceeded 2003 by $51,000, c) Associated with increased leasing of the New Mark Phase I & II apartments, repairs in 2004 exceeded 2003 by $108,000.

Depreciation and Amortization expense increased by $376,000 as 2004 includes depreciation from the Oakbrook apartments of $292,000 and the 811 Main Garage expansion of $50,000. These projects were put in service in late 2003.

General Administrative and Other expenses increased by $295,000 as 2004 includes $136,000 for prepayment penalty (calculated at 5% of the loan balance) when the loan for the Peppertree apartments was refinanced and there has been an increase in property and liability insurance expense of $61,000.

Interest expense on the income statement reflects an increase of $128,000. Total interest costs have actually increased by only $74,000. However, in 2004 the Company has capitalized only $1,000 of interest related to construction projects, while in 2003 $55,000 was capitalized, mostly from construction at the Oakbrook apartments.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices and interest rates.

The Company has a significant amount of fixed rate debt and believes that the fair value risk is best quantified by considering prepayment penalties associated with the debt. Most prepayment penalties are based upon the difference between the debt's fixed rate and the Treasury note rate that most closely corresponds with the remaining life of the mortgage. The estimated aggregate prepayment penalty on such debt was $7,907,000 at March 31, 2004.

The Company has $27,255,546 of variable rate debt as of March 31, 2004. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $166,000. This debt is not hedged.

The Company has 136,699 shares of common stock of Commerce Bancshares, Inc. with a fair value of $6,521,909 as of March 31, 2004. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $397,836 effect on comprehensive income.

ITEM 4.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, these controls and procedures are effective. There have been no significant changes in the Company's internal control over financial reporting during the Company's quarter ended March 31, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          A former tenant of Commerce Tower has pending a suit against the Company relating to asbestos in that building. The suit alleges fraud, gross negligence, nuisance and breach of contract. Plaintiff seeks to represent a class for damages for alleged excessive rent, property damage and medical monitoring. The suit also seeks punitive damages and an order requiring removal of the asbestos in the building. Plaintiff originally filed suit in June 2001, then voluntarily dismissed that suit on May 30, 2003 and immediately filed the current suit. Monitoring performed in the building has indicated that fibers are properly contained. The Company believes the suit is without merit and intends to defend its position vigorously

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The Company sold 8,000 shares of common stock on March 31, 2004 to James Kemper, Jr., Chairman of the Board, for the aggregate cash consideration of $1,328,000, pursuant to the exercise by Mr. Kemper of non-qualified stock options. The shares were not registered under the Securities Act of 1933 (the "Act"), but were sold pursuant to the exemption provided by Section 4(2) of the Act. Mr. Kemper is an "accredited investor" and represented that the shares were being acquired for investment purposes and not for resale or distribution.

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

Date: May 14, 2004