Form 10-Q
period 2004-06-30
TOWER PROPERTIES CO
filed 2004-08-13
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              (Mark One)
              [X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

              For Quarter Ended June 30, 2004 or

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

                                 (816) 421-8255
                                  -------------
             (Registrant's telephone number, including area code)
             ----------------------------------------------------

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes [X]  No. [ ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes [ ]  No. [X]

      184,969 shares of common stock, $1.00 par value per share, outstanding at July 31, 2004

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                            TOWER PROPERTIES COMPANY
                                 BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003

                                                                     (UNAUDITED)
                                                                        2004              2003
                                                                        ----              ----
ASSETS

Investment in Commercial Properties:
    Rental Property, Net                                            $  91,452,566    $  92,285,745
    Tenant Leasehold Improvements, Net                                  7,188,840        5,703,292
    Equipment and Furniture, Net                                        6,423,718        6,892,018
    Construction in Progress                                               13,181          629,472
                                                                    -------------    -------------
       Commercial Properties, Net                                     105,078,305      105,510,527

Real Estate Held for Sale                                                 156,717          156,717

Cash and Cash Equivalents (Related Party)                                  37,517          321,517
Investment Securities at Fair Value (Related Party)                     6,281,319        6,700,985
Receivables (Including Related Party)                                   2,271,565        2,230,256
Income Taxes Recoverable                                                2,472,095          450,992
Prepaid Expenses and Other Assets                                       1,065,452        1,082,808
                                                                    -------------    -------------
          TOTAL ASSETS                                              $ 117,362,970    $ 116,453,802
                                                                    =============    =============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
    Mortgage Notes Payable                                          $  59,192,512    $  46,185,773
    Construction Loan (Related Party)                                   2,400,000       12,650,000
    Real Estate Bond Issue                                              6,400,000        6,400,000
    Line of Credit (Related Party)                                      6,488,000       10,398,000
    Accounts Payable and Other Liabilities                              2,903,082        2,398,705
    Deferred Income Taxes                                               5,227,667        3,991,337
                                                                    -------------    -------------

          Total Liabilities                                            82,611,261       82,023,815

Commitments and Contingencies

Stockholders' Investment:
Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                                        --               --
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        185,430 and 183,430 Shares in 2004 and 2003, respectively         185,430          183,430
  Paid-In Capital                                                      18,923,038       18,481,720
  Retained Earnings                                                    12,413,058       13,257,705
  Accumulated Other Comprehensive Income                                3,304,847        3,560,843
                                                                    -------------    -------------
                                                                       34,826,373       35,483,698

  Less Treasury Stock, At Cost (461 and
      6,506 shares in 2004 and 2003, respectively)                        (74,664)      (1,053,711)
                                                                    -------------    -------------
    Total Stockholders' Investment                                     34,751,709       34,429,987
                                                                    -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                      $ 117,362,970    $ 116,453,802
                                                                    =============    =============

               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                   (UNAUDITED)

                                                              2004           2003
                                                              ----           ----
REVENUES
Non-Related Party Revenues:
  Rent                                                    $  9,575,005    $ 8,452,484
  Management and Service Fee                                       794          5,273
  Gain (Loss) on Disposition of Assets                         (20,751)       486,660
  Interest and Other Income                                     94,048        613,244
                                                          ------------    -----------
     Total Non-Related Party Revenues                        9,649,096      9,557,661

Related Party Revenues:
  Rent                                                         931,564        903,630
  Management and Service Fee                                   457,415        363,785
  Interest and Other Income                                     67,418        513,953
                                                          ------------    -----------
     Total Related Party Revenues                            1,456,397      1,781,368
                                                          ------------    -----------

          Total Revenues                                    11,105,493     11,339,029
                                                          ------------    -----------

OPERATING EXPENSES
  Operating Expenses                                         2,220,143      1,910,637
  Maintenance and Repairs                                    2,768,227      2,283,493
  Depreciation and Amortization                              2,963,171      2,107,190
  Taxes Other than Income                                    1,080,571        929,338
  General, Administrative and Other                          1,283,608        924,107
                                                          ------------    -----------
        Total Operating Expenses                            10,315,720      8,154,765

OTHER EXPENSE
  Interest (Including Related Party)                         2,174,436      1,881,878
                                                          ------------    -----------

        Income (Loss) Before Provision for Income Taxes     (1,384,663)     1,302,386

INCOME TAX EXPENSE (BENEFIT)                                  (540,016)       507,931
                                                          ------------    -----------

NET INCOME (LOSS)                                         $   (844,647)   $   794,455
                                                          ============    ===========
Earnings (Loss) Per Share:
  Basic                                                   $      (4.67)   $      4.47
                                                          ============    ===========
  Diluted                                                 $      (4.67)   $      4.47
                                                          ============    ===========

Weighted Average Common Shares Outstanding:
  Basic                                                        180,969        177,590
                                                          ============    ===========
  Diluted                                                      180,969        177,823
                                                          ============    ===========

                 See accompanying notes to financial statements.

                            TOWER PROPERTIES COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
       FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                    UNAUDITED



                                                         Six Months Ended                    Three Months Ended
                                                    6/30/2004         6/30/2003         6/30/2004        6/30/2003
                                                  -----------------------------       -----------------------------
NET INCOME (LOSS)                                 $  (844,647)      $   794,455       $  (314,201)      $   (86,770)

Unrealized holding (loss) gain on marketable
equity securities arising during the period          (419,666)          (48,170)         (240,590)          308,551

Deferred income tax benefit (expense)                 163,670            18,786            93,830          (120,335)
                                                  -----------       -----------       -----------       -----------

Comprehensive income (Loss)                       $(1,100,643)      $   765,071       $  (460,961)      $   101,446
                                                  ===========       ===========       ===========       ===========



               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                   (UNAUDITED)

                                                   2004           2003
                                                   ----           ----
REVENUES
Non-Related Party Revenues:
  Rent                                          $ 5,000,817    $ 4,246,407
  Management and Service Fee                            256          4,586
  Loss on Disposition of Assets                          --         (7,690)
  Interest and Other Income                          66,715        173,438
                                                -----------    -----------
     Total Non-Related Party Revenues             5,067,788      4,416,741

Related Party Revenues:
  Rent                                              448,394        419,047
  Management and Service Fee                        219,906        186,299
  Interest and Other Income                          33,589         24,381
                                                -----------    -----------
     Total Related Party Revenues                   701,889        629,727
                                                -----------    -----------
          Total Revenues                          5,769,677      5,046,468
                                                -----------    -----------
OPERATING EXPENSES
  Operating Expenses                              1,112,513        937,569
  Maintenance and Repairs                         1,378,634      1,299,302
  Depreciation and Amortization                   1,515,546      1,035,678
  Taxes Other than Income                           597,699        464,669
  General, Administrative and Other                 580,352        516,325
                                                -----------    -----------
        Total Operating Expenses                  5,184,744      4,253,543

OTHER EXPENSE
  Interest (Including Related Party)              1,100,015        935,170
                                                -----------    -----------
       Loss Before Provision for Income Taxes      (515,082)      (142,245)

INCOME TAX BENEFIT                                 (200,881)       (55,475)
                                                -----------    -----------
NET LOSS                                        $  (314,201)   $   (86,770)
                                                ===========    ===========
Loss Per Share:
  Basic                                         $     (1.70)   $     (0.49)
                                                ===========    ===========
  Diluted                                       $     (1.70)   $     (0.49)
                                                ===========    ===========
Weighted Average Common Shares Outstanding:
  Basic                                             184,925        177,469
                                                ===========    ===========
  Diluted                                           184,925        177,469
                                                ===========    ===========

                 See accompanying notes to financial statements.

                            TOWER PROPERTIES COMPANY
                             STATEMENTS OF CASH FLOW
            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003
                                   (UNAUDITED)

                                                               2004             2003
                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                        $   (844,647)   $    794,455
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided by Operating Activities:
       Depreciation                                            2,192,735       1,482,770
       Amortization                                              770,436         624,420
       (Gain) Loss on Disposition of Assets                       20,751        (493,935)
       Treasury Shares Issued to Directors                        10,125          10,092
     Change in Balance Sheet Accounts, Net:
       Accounts Receivable                                       (41,309)        531,107
       Prepaid Expenses and Other Assets                         151,557        (232,743)
       Accounts Payable and Other Liabilities                    504,377      (1,142,551)
       Current Income Taxes                                   (2,021,103)        (71,869)
       Deferred Income Taxes                                   1,400,000              --
                                                            ------------    ------------
           Net Cash Provided by Operating Activities           2,142,922       1,501,746
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net Change in Construction in Progress                   $    616,291    $(11,837,747)
   Proceeds from Disposition of Assets, Net                           --         733,785
   Additions to Equipment & Furniture, Net                      (231,117)       (229,176)
   Additions to Rental Property, Net                            (680,891)       (573,465)
   Additions to Leasehold Improvements, Net                   (2,163,453)       (287,299)
                                                            ------------    ------------
           Net Cash Used in Investing Activities              (2,459,170)    (12,193,902)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgage Notes                     $ (3,993,261)   $ (1,193,727)
   Principal Payments On Construction Loans                  (10,250,000)             --
   Proceeds from Long Term Borrowings                         17,000,000      12,084,621
   Net Change in Line of credit                               (3,910,000)        500,000
   Purchase of Treasury Stock                                         --        (229,261)
   Proceeds from Exercise of Stock Options                     1,328,000              --
   Tax Benefit from Stock Options Exercise                        84,240              --
   Deferred Loan Costs                                          (226,731)        (30,369)
                                                            ------------    ------------
           Net Cash Provided by Financing Activities              32,248      11,131,264
                                                            ------------    ------------

NET INCREASE (DECREASE) IN CASH                                 (284,000)        439,108

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   321,517         282,696
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     37,517    $    721,804
                                                            ============    ============

               See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. The financial statements included herein have been prepared by Tower Properties Company (the Company) and, in the opinion of management, present a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 2003 to provide a description of the accounting policies which have been continued without change, and for additional information about the Company's financial condition.

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

2. Interest paid during the six months of 2004 and 2003, amounted to $2,130,728 and $2,043,835, respectively. Of those amounts, interest paid to related party was $269,364 and $124,870 for the six months ended June 30, 2004 and 2003, respectively. Income taxes paid during the six months ended June 30, 2004 and 2003 amounted to $7,500 and $579,800, respectively.

3. Interest of $7,399 and $152,650 was capitalized during the six months ended June 30, 2004 and 2003, respectively. Interest of $5,671 and $97,783 was capitalized during the three months ended June 30, 2004 and 2003, respectively.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain at June 30, 2004 of $5,417,782 net of tax effects of $2,112,935, or $3,304,847 is reflected as a separate component of stockholders' investment. There was a decrease in the net unrealized holding gain for the six months ended June 30, 2004 of $255,996, net of deferred taxes, and a decrease in the net unrealized holding gain of $146,760, net of deferred taxes, for the three months ended June 30, 2004.

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

      On May 14, 2004, the Company refinanced the loan for Oakbrook Apartments with State Farm Life Insurance Company and paid off the $10,250,000 construction loan with Commerce Bank. The new loan is a 15-year (25 year amortization) loan at 5.56% that matures on June 1, 2019 and the Company paid $146,875 of costs associated with the loan closing.

      The new loan is initially a full recourse loan but after certain leasing and financial criteria are met at Oakbrook the loan can be converted to a 50% recourse loan and ultimately to a full non-recourse loan.

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

      A former tenant of Commerce Tower has pending a suit against the Company relating to asbestos in that building. The suit alleges fraud, gross negligence, nuisance and breach of contract. The suit also seeks punitive damages and an order requiring removal of the asbestos in the building. Plaintiff originally filed suit in June 2001, then voluntarily dismissed that suit on May 30, 2003 and immediately filed the current suit. Plaintiff sought to represent a class for damages for alleged excessive rent, property damage and medical monitoring, but the court denied class certification. Monitoring performed in the building has indicated that fibers are properly contained. The Company believes the suit is without merit and intends to defend its position vigorously.

7.    EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is based upon the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average common and common equivalent shares outstanding during each period. Stock options are the Company's only common stock equivalent. The following table presents information necessary to calculate basic and diluted earnings (loss) per share for the periods indicated:

                                       Six Months Ended June 30    Three Months Ended June 30
                                       ------------------------    --------------------------
                                           2004         2003            2004         2003
                                           ----         ----            ----         ----
Weighted average common shares - basic   180,969      177,590         184,925      177,469

Dilutive stock options                         -          233               -            -
                                         -------      -------         -------      -------

Weighted average common shares -
dilutive                                 180,969      177,823         184,925      177,469
                                         =======      =======         =======      =======

      For the six months ended June 30, 2004, the three months ended June 30, 2004 and the three months ended June 30, 2003, basic and diluted earnings per share are the same because of the net losses for the periods.

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

                                               Six Months Ended June 30,    Three Months Ended June 30,
                                              --------------------------    ---------------------------
                                                 2004           2003           2004           2003
                                                 ----           ----           ----           ----
Net income (loss) as reported                 $  (844,647)       794,455    $  (314,201)       (86,770)
Deduct:  Total stock-based employee
     Compensation expense determined
     under fair value based method for all

     awards, net of related tax effects                 -         (7,848)             -         (3,924)
                                              -----------    -----------    -----------    -----------
Pro forma net income (loss)                   $  (844,647)       786,607    $  (314,201)       (90,694)
                                              ===========    ===========    ===========    ===========

Earnings (loss) per share:
     Basic-as reported                        $     (4.67)   $      4.47    $     (1.70)   $     (0.49)
                                              ===========    ===========    ===========    ===========

     Basic-proforma                           $     (4.67)   $      4.43    $     (1.70)   $     (0.51)
                                              ===========    ===========    ===========    ===========

     Diluted-as reported                      $     (4.67)   $      4.47    $     (1.70)   $     (0.49)
                                              ===========    ===========    ===========    ===========

     Diluted-proforma                         $     (4.67)   $      4.42    $     (1.70)   $     (0.51)
                                              ===========    ===========    ===========    ===========

On March 31, 2004, the Company's Chairman of the Board exercised stock options to acquire 8,000 shares of common stock. At June 30, 2004, there are no stock options outstanding.

9.    BUSINESS SEGMENTS

The Company groups its operations into three business segments: commercial office, apartments, and parking. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for six months ended June 30, 2004 and 2003:

                                                                               June 30, 2004
                                             ---------------------------------------------------------------------------
                                              COMMERCIAL                                      CORPORATE
                                                OFFICE       APARTMENTS        PARKING        AND OTHER         TOTAL
                                             -----------     ----------      ----------      ----------      -----------
REVENUE FROM EXTERNAL CUSTOMERS              $ 4,848,471      3,315,867         686,829         797,929        9,649,096

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER      1,456,397              -               -               -        1,456,397

INTEREST EXPENSE                                 949,394        920,004          77,350         227,688        2,174,436

DEPRECIATION AND AMORTIZATION                  1,265,410      1,306,821         153,129         237,811        2,963,171

SEGMENT INCOME (LOSS) BEFORE TAX                 295,559     (1,510,900)         (8,566)       (160,756)      (1,384,663)

CAPITAL EXPENDITURES BY SEGMENT                1,530,509        274,244          72,290         582,127        2,459,170

IDENTIFIABLE SEGMENT ASSETS                   47,244,666     41,082,981      12,241,859      16,793,464      117,362,970

                                                                           June 30, 2004
                                             ----------------------------------------------------------------------
                                              COMMERCIAL                                   CORPORATE
                                                OFFICE       APARTMENTS       PARKING      AND OTHER       TOTAL
                                             -----------     ----------     ----------    ----------    -----------
REVENUE FROM EXTERNAL CUSTOMERS              $ 4,650,421      2,911,297        587,272     1,408,671      9,557,661

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER      1,781,368              -              -             -      1,781,368

INTEREST EXPENSE                               1,008,391        767,669         12,164        93,654      1,881,878

DEPRECIATION AND AMORTIZATION                  1,101,552        636,681         54,542       314,415      2,107,190

SEGMENT INCOME (LOSS) BEFORE TAX                 644,897       (342,548)       100,595       899,442      1,302,386

CAPITAL EXPENDITURES BY SEGMENT                2,137,428      7,154,154      3,560,807        75,298     12,927,687

IDENTIFIABLE SEGMENT ASSETS                   46,733,994     36,446,760     10,136,728    13,576,945    106,894,427

Following is information for each segment for three months ended June 30, 2004 and 2003:

                                                                   June 30, 2004
                                    ---------------------------------------------------------------------------
                                     COMMERCIAL                                      CORPORATE
                                       OFFICE       APARTMENTS       PARKING         AND OTHER         TOTAL
                                    -----------     ----------      ----------      ----------      -----------
REVENUE FROM EXTERNAL CUSTOMERS     $ 2,572,047      1,738,926         361,168         395,647        5,067,788

REVENUE FROM RELATED PARTY/MAJOR

CUSTOMER                                701,889              -               -               -          701,889

INTEREST EXPENSE                        471,586        478,805          35,513         114,111        1,100,015

DEPRECIATION AND AMORTIZATION           653,224        648,234          80,310         133,778        1,515,546

SEGMENT INCOME (LOSS) BEFORE TAX        212,136       (617,679)         (7,981)       (101,558)        (515,082)

CAPITAL EXPENDITURES BY SEGMENT       1,001,681        124,099               -         516,620        1,642,400

IDENTIFIABLE SEGMENT ASSETS          47,244,666     41,082,981      12,241,859      16,793,464      117,362,970

                                                                June 30, 2003
                                    -----------------------------------------------------------------------
                                     COMMERCIAL                                   CORPORATE
                                       OFFICE       APARTMENTS       PARKING      AND OTHER        TOTAL
                                    -----------     ----------     ----------    ----------     -----------
REVENUE FROM EXTERNAL CUSTOMERS     $ 2,343,544      1,439,268       299,158        334,771       4,416,741

REVENUE FROM RELATED PARTY/MAJOR

CUSTOMER                                629,727              -              -             -         629,727

INTEREST EXPENSE                        498,848        403,778         12,164        20,380         935,170

DEPRECIATION AND AMORTIZATION           556,974        321,945         27,608       129,151       1,035,678

SEGMENT INCOME (LOSS) BEFORE TAX         37,886       (267,371)        34,899        52,341        (142,245)

CAPITAL EXPENDITURES BY SEGMENT         990,629      4,117,079      2,185,072        71,870       7,364,650

IDENTIFIABLE SEGMENT ASSETS          46,733,994     36,446,760     10,136,728    13,576,945     106,894,427

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and an $18,500,000 line of credit with Commerce Bank, N.A. The Line of Credit is collateralized by 136,699 shares of Commerce Bancshares, Inc. common stock, real estate owned in Downtown Kansas City, MO. and a negative pledge and assignment of rents from the Commerce Tower Building. The line of credit has been utilized by issuing a $6,656,000 letter of credit to back a low rate Industrial Revenue Bond and a $65,000 letter of credit required by the Company's mortgage on the Hillsborough apartment complex. At June 30, 2004, the Company had $6,488,000 outstanding borrowings on the line of credit. The Company had $5,291,000 available under the line at June 30, 2004. This line of credit has been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize off-balance sheet financing or leasing transactions.

CASH PROVIDED BY OPERATING ACTIVITIES for the six months ended June 30, 2004 was $2,143,000, or an increase of $641,000 over the $1,502,000 for the six months ended June 30, 2003. In 2004, the Accounts Payable and Other Liabilities account has increased by $504,000, mostly due to the accrual of property taxes during the year, while there was a decrease in the account balances in 2003 of $1,143,000. The large decrease in Accounts Payable and Other Liabilities in 2003 reflects a reduction from payment of construction invoices for Oakbrook apartments at New Mark and 811 Main garage expansion compared to year-end 2002 that was greater than the accrual for property taxes. The 2004 net loss plus change in Income Tax balance sheet accounts totals a negative $1,466,000 compared to a positive $723,000 in 2003. But, the 2004 net loss includes non-cash charges for depreciation and amortization of $2,964,000 compared to only $2,107,000 in 2003 and 2003 includes $494,000 in Gain on Disposition of Assets which is considered an investing activity rather than an operating activity for cash flow purposes (see discussion of net income in the Results of Operations section attached).

INVESTING ACTIVITIES utilized $2,459,000 of cash in the six months ended June 30, 2004, including $784,000 of improvements for two tenants that moved into the Commerce Tower, $150,000 of improvements for a tenant that moved into the commercial building at New Mark, $125,000 for the cooling tower at the Barkley building, $71,000 for sidewalk improvements associated with the 811 Main garage expansion, $451,000 for improvements for a tenant that moved into 9909 Lakeview warehouse, and $265,000 paid for commissions for new leases and lease extensions.

FINANCING ACTIVITIES provided $32,000 in the six months ended June 30, 2004 as the net amounts received from the refinancings and stock option exercise were utilized to pay down the Line of Credit. During the six months ended June 30, 2004 the Line of Credit balance decreased by $3,910,000 because of the following transactions.

On March 1, 2004, the Company refinanced the loan for Peppertree Apartments with the current lender, Thrivent Financial for Lutherans. The original $4,000,000 loan had an outstanding balance of $2,714,631 at March 1, 2004. The Company paid off the existing loan on March 1, 2004, paid a 5% prepayment penalty of $136,000 and replaced the original loan with a new $5,000,000, 20-year loan at 5.89% and paid $79,856 of costs associated with the loan closing. The $2,714,631 pay-off of the original Peppertree loan combined with $1,278,630 of normal monthly payments on other debt total $3,993,261 of principal payments on Mortgage Notes. On May 14, 2004, the Company refinanced the loan for Oakbrook Apartments with State Farm Life Insurance Company and paid off the $10,250,000 construction loan with Commerce Bank. The new loan of $12,000,000 is a 15-year (25 year amortization) loan at 5.56% that matures on June 1, 2019 and the Company paid $146,875 of costs associated with the loan closing.

On March 31, 2004, Mr. James Kemper, Jr. (Chairman of the Board) exercised all of his 8,000 non-qualified stock options to buy shares of the Company. The total received for the 8,000 shares was $1,328,000 or an average exercise price of $166 per share. To fill the option exercise, the Company sold 6,000 shares from Treasury Stock for $992,000 and issued 2,000 shares of common stock for $336,000. The market value of the Company's stock on the exercise date was $193 per share. Therefore, the market value of 8,000 shares totaled $1,544,000 or $216,000 more than the total exercise amount of $1,328,000. For non-qualified stock options, the difference between the market value and exercise cost is a tax deduction for the Company. The Company's tax benefit of $84,240, based on a 39% effective tax rate, was recorded as additional paid-in-capital.

The Company did not experience liquidity problems during the six months ended June 30, 2004. The Company does not anticipate any deficiencies in meeting its liquidity needs. The availability under the $18,500,000 line of credit along with cash provided from operations will give the Company adequate resources to meet the Company's cash requirements during 2004. If necessary, the Company has adequate resources to collateralize additional financing. The Company had cash on hand of $38,000 at June 30, 2004.

The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

There have been no material changes to the Registrant's contractual cash obligations and other commercial commitments from amounts disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from two sources: 1) rent from leases of real property, and 2) management and service fees from real property leased and managed. Rental revenue is recognized on a straight-line basis over the term of individual non-cancellable operating leases. The recognition of scheduled rent increases on a straight-line basis results in the recognition of a receivable from tenants. Such receivables were $1,433,073 and $1,030,474 at June 30, 2004 and 2003, respectively. Lease agreements generally do not provide for contingent rents. If amounts are received from tenants upon early termination of leases the amounts are recorded as income when received. Management and service fees are recognized as a percentage of revenues on managed properties as earned over the terms of the related management agreements.

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

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce Bancshares, Inc. and its subsidiaries (Commerce). In addition to the line of credit borrowing arrangement described above, the Company has the following transactions with Commerce:

- Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases for the six months ended June 30, 2004 and June 30, 2003 was $931,564 and $903,630, respectively.
      Total rental income for the three months ended June 30, 2004 and June 30, 2003 was $448,394 and $419,047, respectively. Such leases contain lease rates and other provisions similar to those of other leases with unrelated parties.

- Management and Service fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company has been overseeing the construction of an office building in Wichita, Kansas owned by Commerce. Total fees earned under these property and construction management agreements were $437,290 and $355,454 for the six months ended June 30, 2004 and June 30, 2003, respectively. Total fees earned for property and construction management agreements were $217,110 and $184,124 for the three months ended June 30, 2004 and June 30, 2003, respectively. The Company earns lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these lease commission arrangements were $19,825 and $6,156 for the six months ended June 30, 2004 and June 30, 2003, respectively. Total fees earned for lease commission arrangements for the three months ended June 30, 2004 were $2,616. No fees were earned for lease commission arrangements for the three months ended June 30, 2003. The Company may also earn income from consulting fee services. Total fees earned for consulting services were $300 and $2,175 for the six months ended June 30, 2004 and June 30, 2003, respectively. Total fees earned for consulting services were $180 and $2,175 for the three months ended June 30, 2004 and June 30, 2003, respectively. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

- Interest and other income - The Company owns 136,699 shares of Commerce Bancshares, Inc. common stock at June 30, 2004. The Company received dividend income from ownership of Commerce Bancshares common stock of $62,882 for the six months ended June 30, 2004 and $31,441 for the three months ended June 30, 2004. The Company owned 130,190 shares at June 30, 2003 and received dividend income of $42,962, for the six months ended June 30, 2003 and $21,481 for the three months ended June 30, 2003. In addition, excess funds are deposited in Commerce Bank, N.A. Interest income earned on such deposits aggregated $4,536 and $5,991 for the six months ended June 30, 2004 and June 30, 2003, respectively, and $2,148 and $2,900 for the three months ended June 30, 2004 and June 30, 2003, respectively. The dividend and interest income earned are similar to those earned from other unrelated parties. During the first quarter of 2003 the Company also received $465,000 of other income from the Commerce Tower Building Banking Center Lobby lease buyout of $415,000 and Suite 618 lease buyout of $50,000. These lease buyouts contained rates and other provisions similar to those of other lease buyouts with unrelated parties.

- Interest expense - The Company has an $18,500,000 line of credit with Commerce Bank, N.A. that has a variable interest rate equal to one and one half percent (1 1/2%) in excess of the Fed Funds rate. At June 30, 2004, $5,291,000 was available under this line of credit, and the interest rate at June 30, 2004 was 2.63%. The line requires monthly interest payments and matures June 1, 2005. The Company intends to renew this line of credit with Commerce upon expiration. Interest expense for this loan, including letter of credit fees, was $120,271 and $33,501 for the six months ended June 30, 2004 and 2003, respectively. Interest expense for this loan, including letter of credit fees, was $50,772 and $14,097 for the three months ended June 30, 2004 and 2003, respectively. The Company pledged its shares of Commerce common stock and certain real estate, and granted a negative pledge and assignment of rents on the Commerce Tower Building as collateral for the line of credit. The weighted average short term borrowing rate on the line of credit was 2.51% for the six months ended June 30, 2004.

      The Company has a $2,400,000 construction loan with Commerce Bank, N.A. for the expansion of the 811 Garage with a variable interest rate equal to the LIBOR plus 1.75%. At June 30, 2004, the loan was fully drawn, and the interest rate at June 30, 2004 was 2.875%. The loan requires monthly interest payments and matures May 1, 2006. Interest expense for this loan was $34,651 and $12,164 for the six months ended June 30, 2004 and June 30, 2003, respectively, and $17,320 and $12,164 for the three months ended June 30, 2004 and June 30, 2003, respectively

      The Company also had a $10,250,000 construction loan with Commerce Bank, N.A. for the development of the Oakbrook apartments with a variable interest rate equal to the London Interbank Offered Rate (LIBOR) plus 1.75%. On May 14, 2004 the Company paid off the fully drawn construction loan. At June 30, 2003, the outstanding balance was $9,684,621 with $565,379 available under the construction loan and the interest rate at June 30, 2003 was 3.07%. The loan required monthly interest payments and would have matured February 18, 2006. Interest expense for this loan was $108,827 and $81,027 for the six months ended June 30, 2004 and June 30, 2003, respectively, and $34,808 and $62,859 for the three months ended June 30, 2004 and June 30,2003, respectively.

- Included in receivables at June 30, 2004 and 2003 are amounts due from Commerce of $462,993 and $382,561, respectively.

RESULTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2004
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2003

Results for six months ended June 30, 2004 reflect a net loss of ($845,000), while the comparable six months of 2003 had net income of $794,000. Pre-tax loss in 2004 is ($1,385,000), which is $2,687,000 less than pre-tax profit in 2003 of $1,302,000. The decrease in pre-tax results is a combination of a $233,000 decrease in Total Revenues and an increase in expenses (excluding the Provision for Income Taxes) of $2,454,000.

The $233,000 decrease in Total Revenues is the net of several factors, including a decrease of $966,000 in Interest and Other Income (Non-Related Party and Related Party), a decrease of $507,000 in Gain on Disposition of Assets (2003 gain includes $494,000 from the sale of 60.04 acres of development land at New Mark to the Catholic Diocese of KC), offset partially by an increase in Total Rent income (mostly Non-Related Party) of $1,150,000.

Interest and Other Income decreased by $966,000 mostly due to the fact that 2003 included $1,020,000 of revenue from lease buyouts ($465,000 in February 2003 from Commerce Bank for the Commerce Tower banking center area ($415,000) and Suite 618 ($50,000) of the Commerce Tower, $133,000 in March 2003 from Ford Motor for 9909 Lakeview Warehouse, $282,000 in March 2003 from Valentine Radford for the 8th, 9th and 11th floors of the Commerce Tower and $40,000 in April 2003 from Citigroup and $100,000 in May 2003 from the City of Overland Park for the Barkley Building).

The increase of $1,150,000 in Total Rent income includes the following:

      a) Related to the Valentine Radford lease buy-out in 2003 the Company wrote-off as a reduction in rent $327,000 of straight-line rent. The straight-line rent represented the amount by which accumulated income, which had been recorded equally over the life of the lease, exceeded the actual amount owed in the early years of the lease.

      b) Prior to the Ford Motor lease buy-out at 9909 Lakeview Warehouse in 2003, income of $122,000 had been recorded, while in 2004 the building was vacant until June when $25,000 of income was recorded.

      c) Income from the UMB office building in St. Louis is up by $278,000 as average occupancy in 2004 is 79% compared to only 59% in 2003. d) Income from the Barkley office building is up by $105,000 as average occupancy in 2004 is 94% compared to 87% in 2003.

      e) Income at the apartment complexes is $401,000 greater in 2004 than 2003 mostly because the Oakbrook apartments at New Mark, which were not completed until late 2003, have rental income in 2004 of $433,000.

      f) Parking revenue from the 811 Main garage is $63,000 greater in 2004 than 2003 because of the garage expansion completed in late 2003.

The expense increase of $2,454,000 (excluding the Provision for Income Taxes), was due to several factors. Operating expenses increased $310,000 as: a) salaries and benefits increased by $187,000 due to normal salary increases, new employees at the Oakbrook apartments, and an increase in health insurance premiums of $34,000, and b) utilities expense increased $123,000 mostly due to $65,000 of utility expense in 2004 for the new Oakbrook apartments.

Maintenance and Repairs expense increased by $485,000. The largest factors associated with the increase include: a) Roof and skylight repairs in 2004 of $115,000 at the 9909 Lakeview Warehouse, b) Snow removal costs in 2004 exceeded 2003 by $49,000, c) Mostly due to

"make ready" repairs associated with increased leasing, repairs in 2004 at the New Mark Phase I & II apartments, excluding snow removal, exceeded 2003 by $112,000, d) repairs at the Oakbrook apartments in 2004, excluding snow removal, are $76,000, and e) repairs at the Commerce Tower office building in 2004 are $92,000 greater than 2003 due to the "make ready" repairs associated with the increased number of major tenant improvements.

Depreciation and Amortization expense increased by $856,000. The increase is mostly due to major projects put in service in late 2003. The expense in 2004 for these projects includes depreciation from the Oakbrook apartments of $584,000 and the 811 Main Garage expansion of $108,000 plus $106,000 of amortization of tenant improvements at the UMB office building in St. Louis.

General Administrative and Other expenses increased by $360,000 as 2004 includes $136,000 for prepayment penalty (calculated at 5% of the loan balance) when the loan for the Peppertree apartments was refinanced on March 31, 2004 and $32,000 of expense associated with the moving of existing 23rd floor tenants at the Commerce Tower to accommodate a new tenant. Advertising and referrals expense is $36,000 greater in 2004 than 2003 mostly because of the costs associated with the leasing of the new Oakbrook apartments. Also, there has been an increase in property and liability insurance expense of $91,000, of which $49,000 is to insure the Oakbrook apartments.

Interest expense on the income statement reflects an increase of $293,000. Total interest costs have actually increased by only $147,000. However, in 2004 the Company has capitalized only $7,000 of interest related to construction projects, while in 2003 $153,000 was capitalized, mostly from construction for the Oakbrook apartments and 811 Main Garage expansion. Actual interest has increased by $147,000 because the average outstanding debt in 2004 is approximately $14,375,000 greater than 2003, basically due to the additional debt related to the financing of the Oakbrook apartments and 811 Garage expansion construction.

                        THREE MONTHS ENDED JUNE 30, 2004
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2003

Results for three months ended June 30, 2004 reflect a net loss of ($314,000) while the comparable three months of 2003 had a net loss of ($87,000). Pre-tax loss in 2004 is ($515,000) while the pre-tax loss in 2003 was ($142,000). The decrease in pre-tax results is made up a $723,000 increase in Total Revenues which was more than offset by an increase in expenses (excluding the Provision for Income Taxes) of $1,096,000.

The $723,000 increase in Total Revenues is the net of several factors, including an increase in Total Rent income (mostly Non-Related Party) of $784,000 offset slightly by a decrease of $98,000 in Interest and Other Income (mostly Non-Related Party).

Interest and Other Income decreased by $98,000 mostly due to the fact that 2003 included $140,000 of revenue from lease buyouts ($40,000 in April from Citigroup and $100,000 in May from the City of Overland Park for the Barkley Building).

The increase of $784,000 in Total Rent income includes the following:

      a) Income from the Commerce Tower office building is up by $158,000 as average occupancy in 2004 is 74% compared to 69% in 2003.

      b) Income from the UMB office building in St. Louis is up by $161,000, as average occupancy in 2004 is 85% compared to 70% in 2003.

      c) Income from the Barkley office building is up by $107,000 as average occupancy in 2004 is 96% compared to 86% in 2003.

      d) In mid-June 2004 Duhnke Millwork began leasing the 9909 Lakeview Warehouse (recording $25,000 of income in 2004) which had been vacant since the March 2003 lease buy-out by Ford Motor Co.

      e) The Oakbrook apartments at New Mark, which were not completed until late 2003 generated rental income in 2004 of $273,000.

      f) Parking revenue from the 811 Main garage is $27,000 greater in 2004 than 2003 because of the garage expansion completed in late 2003.

The expense increase of $1,096,000 (excluding the Provision for Income Taxes), was due to the following factors. Operating expenses increased $175,000 as: a) salaries and benefits increased by $87,000 due to normal salary increases, new employees at the Oakbrook apartments, and an increase in health insurance premiums of $13,000, and b) utilities expense increased $88,000 and $30,000 of the amount in 2004 is for the new Oakbrook apartments.

Maintenance and Repairs expense increased by $79,000 of which $51,000 is from the new Oakbrook apartments.

Depreciation and Amortization expense increased by $480,000 as 2004 includes depreciation from the Oakbrook apartments of $292,000 and the 811 Main Garage expansion of $58,000, plus $53,000 of amortization of tenant improvements at the UMB office building in St. Louis. These projects were put in service in late 2003.

Taxes Other than Income expense increased by $133,000 which includes increases in property taxes of $87,000 for the Oakbrook apartments and $35,000 for the 811 Main Garage expansion.

General Administrative and Other expenses increased by $64,000 due mainly to an increase in property and liability insurance expense of $30,000 and an increase in advertising and referrals expense of $15,000, both are due to the costs associated with the Oakbrook apartments.

Interest expense on the income statement reflects an increase of $165,000. Total interest costs have actually increased by only $73,000. However, in 2004 the Company has capitalized only $6,000 of interest related to construction projects, while in 2003 $98,000 was capitalized, mostly from construction for the Oakbrook apartments and 811 Main garage expansion. Actual interest has increased by $73,000 because the average outstanding debt in 2004 is greater than 2003, basically due to the additional debt related to the financing of the Oakbrook apartments and 811 Garage expansion construction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices and interest rates.

The Company has a significant amount of fixed rate debt and believes that the fair value risk is best quantified by considering prepayment penalties associated with the debt. Most prepayment penalties are based upon the difference between the debt's fixed rate and the Treasury note rate that most closely corresponds with the remaining life of the mortgage. The estimated aggregate prepayment penalty on such debt was $6,349,000 at June 30, 2004.

The Company has $16,184,059 of variable rate debt as of June 30, 2004. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $99,000. This debt is not hedged.

The Company has 136,699 shares of common stock of Commerce Bancshares, Inc. with a fair value of $6,281,319 as of June 30, 2004. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $383,000 effect on comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, these controls and procedures are effective. There have been no significant changes in the Company's internal control over financial reporting during the Company's quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      A former tenant of Commerce Tower has pending a suit against the Company relating to asbestos in that building. The suit alleges fraud, gross negligence, nuisance and breach of contract. The suit also seeks punitive damages and an order requiring removal of the asbestos in the building. Plaintiff originally filed suit in June 2001, then voluntarily dismissed that suit on May 30, 2003 and immediately filed the current suit. Plaintiff sought to represent a class for damages for alleged excessive rent, property damage and medical monitoring, but the court denied class certification. Monitoring performed in the building has indicated that fibers are properly contained. The Company believes the suit is without merit and intends to defend its position vigorously.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c) The Company sold 8,000 shares of common stock on March 31, 2004 to James Kemper, Jr., Chairman of the Board, for the aggregate cash consideration of $1,328,000, pursuant to the exercise by Mr. Kemper of non-qualified stock options. The shares were not registered under the Securities Act of 1933 (the "Act"), but were sold pursuant to the exemption provided by Section 4(2) of the Act. Mr. Kemper is an "accredited investor" and represented that the shares were being acquired for investment purposes and not for resale or distribution.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On May 12, 2004, the Company held its annual meeting of stockholders to elect two directors of the Company to serve until the annual stockholders meeting in 2007 and to transact such other business as may properly come before the meeting or any adjournment thereof. The results of the meeting were as follows:

        Jonathan M. Kemper was elected to serve as a director of the Company with 156,003 votes for and 4,219 votes withheld.

        Thomas R. Willard was elected to serve as a director of the Company with 156,003 votes for and 4,219 votes withheld.

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

Date:  August 13, 2004