Form 10-Q
period 2004-09-30
TOWER PROPERTIES CO
filed 2004-11-12
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

             (Mark One)
             [X] Quarterly report under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

             For Quarter Ended September 30, 2004 or

             [ ] Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
             For the transition period from _______to_______

                         Commission File Number 0-18261
                            TOWER PROPERTIES COMPANY
                      ------------------------------------
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

      184,969 shares of common stock, $1.00 par value per share, outstanding at October 31, 2004

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                            TOWER PROPERTIES COMPANY
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                                                        (UNAUDITED)
                                                                           2004             2003
                                                                       -------------    ------------
ASSETS
Investment in Commercial Properties:
    Rental Property, Net                                               $  90,793,580    $ 92,285,745
    Tenant Leasehold Improvements, Net                                     6,877,251       5,703,292
    Equipment and Furniture, Net                                           6,227,485       6,892,018
    Construction in Progress                                                 112,376         629,472
                                                                       -------------    ------------
       Commercial Properties, Net                                        104,010,692     105,510,527

Real Estate Held for Sale                                                    156,717         156,717

Cash and Cash Equivalents (Related Party)                                     84,245         321,517
Investment Securities at Fair Value (Related Party)                        6,573,855       6,700,985
Receivables (Including Related Party)                                      2,280,771       2,230,256
Income Taxes Recoverable                                                   2,374,834         450,992
Prepaid Expenses and Other Assets                                          1,274,461       1,082,808
                                                                       -------------    ------------
          TOTAL ASSETS                                                 $ 116,755,575    $116,453,802
                                                                       =============    ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
    Mortgage Notes Payable                                             $  58,477,779    $ 46,185,773
    Construction Loan (Related Party)                                      2,400,000      12,650,000
    Real Estate Bond Issue                                                 6,400,000       6,400,000
    Line of Credit (Related Party)                                         5,638,000      10,398,000
    Accounts Payable and Other Liabilities                                 3,429,522       2,398,705
    Deferred Income Taxes                                                  5,341,756       3,991,337
                                                                       -------------    ------------
          Total Liabilities                                               81,687,057      82,023,815

Commitments and Contingencies

Stockholders' Investment:
Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                                          --              --
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        185,430 and 183,430 Shares in 2004 and 2003, respectively            185,430         183,430
  Paid-In Capital                                                         18,923,038      18,481,720
  Retained Earnings                                                       12,551,420      13,257,705
  Accumulated Other Comprehensive Income                                   3,483,294       3,560,843
                                                                       -------------    ------------
                                                                          35,143,182      35,483,698
  Less Treasury Stock, At Cost (461 and
      6,506 shares in 2004 and 2003, respectively)                           (74,664)     (1,053,711)
                                                                       -------------    ------------
    Total Stockholders' Investment                                        35,068,518      34,429,987
                                                                       -------------    ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                        $ 116,755,575    $116,453,802
                                                                       =============    ============

              See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                                                            2004            2003
                                                                       -------------    ------------
REVENUES
Non-Related Party Revenues:
  Rent                                                                 $  14,874,815    $ 12,865,793
  Management and Service Fee                                                   3,182           7,411
  Gain (Loss) on Disposition of Assets                                       (20,751)        493,935
  Interest and Other Income                                                  611,200         632,694
                                                                       -------------    ------------
     Total Non-Related Party Revenues                                     15,468,446      13,999,833

Related Party Revenues:
  Rent                                                                     1,421,190       1,367,234
  Management and Service Fee                                                 700,146       1,082,085
  Interest and Other Income                                                  101,104         545,903
                                                                       -------------    ------------
     Total Related Party Revenues                                          2,222,440       2,995,222
                                                                       -------------    ------------
          Total Revenues                                                  17,690,886      16,995,055
                                                                       -------------    ------------
OPERATING EXPENSES
  Operating Expenses                                                       3,382,652       3,015,282
  Maintenance and Repairs                                                  4,285,729       3,592,003
  Depreciation and Amortization                                            4,490,656       3,167,106
  Taxes Other than Income                                                  1,572,872       1,394,009
  General, Administrative and Other                                        1,791,920       1,376,614
                                                                       -------------    ------------
          Total Operating Expenses                                        15,523,829      12,545,014

OTHER EXPENSE
  Interest (Including Related Party)                                       3,324,901       2,820,368
                                                                       -------------    ------------
          Income (Loss) Before Provision for Income Taxes                 (1,157,844)      1,629,673

INCOME TAX EXPENSE (BENEFIT)                                                (451,559)        635,570
                                                                       -------------    ------------
NET INCOME (LOSS)                                                      $    (706,285)   $    994,103
                                                                       =============    ============

Earnings (Loss) Per Share:
  Basic                                                                $       (3.87)   $       5.61
                                                                       =============    ============
  Diluted                                                              $       (3.87)   $       5.60
                                                                       =============    ============
Weighted Average Common Shares Outstanding:
  Basic                                                                      182,312         177,347
                                                                       =============    ============
  Diluted                                                                    182,312         177,638
                                                                       =============    ============

                See accompanying notes to financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                                                            2004            2003
                                                                       -------------    ------------
REVENUES
Non-Related Party Revenues:
  Rent                                                                 $   5,299,810    $  4,413,309
  Management and Service Fee                                                   2,388           2,138
  Interest and Other Income                                                  517,152          26,725
                                                                       -------------    ------------
     Total Non-Related Party Revenues                                      5,819,350       4,442,172

Related Party Revenues:
  Rent                                                                       489,626         463,604
  Management and Service Fee                                                 242,731         718,300
  Interest and Other Income                                                   33,686          31,950
                                                                       -------------    ------------
     Total Related Party Revenues                                            766,043       1,213,854
                                                                       -------------    ------------
          Total Revenues                                                   6,585,393       5,656,026
                                                                       -------------    ------------
OPERATING EXPENSES
  Operating Expenses                                                       1,162,509       1,104,645
  Maintenance and Repairs                                                  1,517,502       1,308,510
  Depreciation and Amortization                                            1,527,485       1,059,916
  Taxes Other than Income                                                    492,301         464,671
  General, Administrative and Other                                          508,312         452,507
                                                                       -------------    ------------
        Total Operating Expenses                                           5,208,109       4,390,249

OTHER EXPENSE
  Interest (Including Related Party)                                       1,150,465         938,490
                                                                       -------------    ------------
       Income Before Provision for Income Taxes                              226,819         327,287

INCOME TAX EXPENSE                                                            88,457         127,639
                                                                       -------------    ------------
NET INCOME                                                             $     138,362    $    199,648
                                                                       =============    ============
Earnings Per Share:
  Basic                                                                $        0.75    $       1.13
                                                                       =============    ============
  Diluted                                                              $        0.75    $       1.13
                                                                       =============    ============
Weighted Average Common Shares Outstanding:
  Basic                                                                      184,969         176,868
                                                                       =============    ============
  Diluted                                                                    184,969         177,274
                                                                       =============    ============

                See accompanying notes to financial statements.

                            TOWER PROPERTIES COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
 FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                   UNAUDITED

                                                            Nine Months Ended                Three Months Ended
                                                      9/30/2004         9/30/2003        9/30/2004       9/30/2003
                                                    -------------------------------     ----------------------------
NET INCOME (LOSS)                                   $   (706,285)      $    994,103     $   138,362     $    199,648

Unrealized holding (loss) gain on marketable
equity securities arising during the period             (127,130)           580,648         292,536          628,818

Deferred income tax benefit (expense)                     49,581           (226,453)       (114,089)        (245,239)
                                                    ------------       ------------     -----------     ------------
Comprehensive income (Loss)                         $   (783,834)      $  1,348,298     $   316,809     $    583,227
                                                    ============       ============     ===========     ============

              See accompanying notes to the financial statements.

                            TOWER PROPERTIES COMPANY
                            STATEMENTS OF CASH FLOW
      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003
                                  (UNAUDITED)

                                                                            2004            2003
                                                                       -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                    $    (706,285)   $    994,103
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided by Operating Activities:
      Depreciation                                                         3,287,176       2,253,651
      Amortization                                                         1,203,480         913,455
      (Gain) Loss on Disposition of Assets                                    20,751        (493,935)
      Treasury Shares Issued to Directors                                     10,125          10,092
    Change in Balance Sheet Accounts, Net:
      Accounts Receivable                                                    (50,515)        365,959
      Prepaid Expenses and Other Assets                                      (76,399)       (389,321)
      Accounts Payable and Other Liabilities                               1,030,817        (853,695)
      Current Income Taxes                                                (1,923,842)         68,884
      Tax Benefit from Stock Options Exercise                                 84,240              --
      Deferred Income Taxes                                                1,400,000              --
                                                                       -------------    ------------
          Net Cash Provided by Operating Activities                        4,279,548       2,869,193
                                                                       -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net Change in Construction in Progress                               $     517,096    $(11,198,586)
  Proceeds from Disposition of Assets, Net                                        --         733,785
  Additions to Equipment & Furniture, Net                                   (378,462)       (391,032)
  Additions to Rental Property, Net                                         (772,767)     (6,116,322)
  Additions to Leasehold Improvements, Net                                (2,265,962)     (1,295,363)
                                                                       -------------    ------------
          Net Cash Used in Investing Activities                           (2,900,095)    (18,267,518)
                                                                       -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Mortgage Notes                                 $  (4,707,994)   $ (1,816,800)
  Principal Payments on Construction Loans                               (10,250,000)             --
  Proceeds from Long Term Borrowings                                      17,000,000      12,650,000
  Net Change in Line of credit                                            (4,760,000)      4,573,000
  Purchase of Treasury Stock                                                      --        (229,262)
  Proceeds from Exercise of Stock Options                                  1,328,000              --
  Deferred Loan Costs                                                       (226,731)        (30,369)
                                                                       -------------    ------------
          Net Cash (Used in) Provided by Financing Activities             (1,616,725)     15,146,569
                                                                       -------------    ------------
NET DECREASE IN CASH                                                        (237,272)       (251,756)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               321,517         282,696
                                                                       -------------    ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $      84,245    $     30,940
                                                                       =============    ============

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

2. Certain prior quarter amounts have been reclassified to conform to the 2004 presentation.

3. Interest paid during the nine months of 2004 and 2003, amounted to $3,280,719 and $3,092,922, respectively. Of those amounts, interest paid to related party was $344,452 and $240,034 for the nine months ended September 30, 2004 and 2003, respectively. Income taxes paid during the nine months ended September 30, 2004 and 2003 amounted to $7,500 and $566,686, respectively.

4. Interest of $7,413 and $268,009 was capitalized during the nine months ended September 30, 2004 and 2003, respectively. Interest of $14 and $115,359 was capitalized during the three months ended September 30, 2004 and 2003, respectively

5. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain at September 30, 2004 of $5,710,318 net of tax effects of $2,227,024, or $3,483,294 is reflected as a separate component of stockholders' investment. There was a decrease in the net unrealized holding gain for the nine months ended September 30, 2004 of $77,549, net of deferred taxes, and an increase in the net unrealized holding gain of $178,447, net of deferred taxes, for the three months ended September 30, 2004.

6. On March 1, 2004, the Company refinanced the loan for Peppertree Apartments with the current lender, Thrivent Financial for Lutherans. The original $4,000,000 loan had an outstanding balance of $2,714,631 at March 1, 2004. The Company paid off the existing loan on March 1, 2004, paid a 5% prepayment penalty of $136,000 and replaced the original loan with a new $5,000,000, 20-year loan at 5.89% that matures on March 1, 2024 and the Company paid $79,856 of costs associated with the loan closing.

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

      The Company reached a settlement on October 20, 2004 with a former tenant of Commerce Tower who sued the Company relating to asbestos in that building. The plaintiff sought to represent a class for damages for alleged excessive rent, property damage, and medical monitoring, but the court denied class certification. The Company believed the suit was without merit, but it reached a settlement to avoid the expense related to the defense of the action and without an admission of liability. The settlement cost has been recorded as a General, Administrative, and Other expense in the three and nine months ended September 30, 2004.

8.    EARNINGS (LOSS) PER SHARE

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

                                              Nine Months Ended September 30       Three Months Ended September 30
                                              ------------------------------       -------------------------------
                                                 2004               2003               2004              2003
                                                 ----               ----               ----              ----
Weighted average common shares - basic          182,312            177,347            184,969           176,868

Dilutive stock options                               -                 291                 -                406
                                                -------            -------            -------           -------
Weighted average common shares - dilutive       182,312            177,638            184,969           177,274
                                                =======            =======            =======           =======

For the nine months ended September 30, 2004, basic and diluted earnings per share are the same because of the net loss for the period. For the three months ended September 30, 2004, basic and diluted earnings per share are the same because there were no stock options outstanding.

9. STOCK BASED COMPENSATION

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

                                              Nine Months Ended September 30,    Three Months Ended September 30,
                                                   2004             2003             2004               2003
                                                   ----             ----             ----               ----
Net income (loss) as reported                   $ (706,285)         994,103        $ 138,362            199,648
Deduct: Total stock-based employee
     compensation expense determined
     under fair value based method for all
     awards, net of related tax effects
                                                         -          (11,772)               -             (3,924)
                                                ----------        ---------        ---------         ----------
Pro forma net income (loss)                     $ (706,285)         982,331        $ 138,362            195,724
                                                ==========        =========        =========         ==========
Earnings (loss) per share:
     Basic - as reported                        $    (3.87)       $    5.61        $    0.75         $     1.13
                                                ==========        =========        =========         ==========
     Basic - pro forma                          $    (3.87)       $    5.54        $    0.75         $     1.11
                                                ==========        =========        =========         ==========
     Diluted - as reported                      $    (3.87)       $    5.60        $    0.75         $     1.13
                                                ==========        =========        =========         ==========
     Diluted - pro forma                        $    (3.87)       $    5.53        $    0.75         $     1.10
                                                ==========        =========        =========         ==========

On March 31, 2004, the Company's Chairman of the Board exercised stock options to acquire 8,000 shares of common stock. At September 30, 2004, there are no stock options outstanding.

10. BUSINESS SEGMENTS

The Company groups its operations into four business segments: commercial office, apartments, parking, and industrial. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. During the quarter ended September 30, 2004 the Company reflected an additional business segment, the industrial operations. Previously the industrial operations were included as part of Corporate, Other and Eliminations. The 2003 amounts were reclassified to reflect the industrial operations separately.

Following is information for each segment for nine months ended September 30, 2004 and 2003:

                                                                           September 30, 2004
                                           ------------------------------------------------------------------------------------
                                           COMMERCIAL                                             CORP., OTHER
                                             OFFICE       APARTMENTS     PARKING     INDUSTRIAL   & ELIMINATIONS      TOTAL
                                           -----------   -----------   -----------   ----------   --------------   ------------
REVENUE FROM EXTERNAL CUSTOMERS            $ 8,998,766     5,233,864       722,684      576,498          (63,366)    15,468,446

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER    1,112,640             -       308,550            -          801,250      2,222,440

INTEREST EXPENSE                             1,415,548     1,423,272       118,830      248,192          119,059      3,324,901

DEPRECIATION AND AMORTIZATION                1,919,374     1,935,547       231,320      295,938          108,477      4,490,656

SEGMENT INCOME (LOSS) BEFORE TAX               909,364    (1,900,873)        9,895     (283,245)         107,015     (1,157,844)

CAPITAL EXPENDITURES BY SEGMENT              1,803,801       400,401        95,012      448,363          152,518      2,900,095

IDENTIFIABLE SEGMENT ASSETS                 46,868,445    40,859,139    12,270,717    7,025,160        9,732,114    116,755,575

                                                                           September 30, 2003
                                           ------------------------------------------------------------------------------------
                                           COMMERCIAL                                             CORP., OTHER
                                             OFFICE       APARTMENTS     PARKING     INDUSTRIAL   & ELIMINATIONS      TOTAL
                                           -----------   -----------   -----------   ----------   --------------   ------------
REVENUE FROM EXTERNAL CUSTOMERS            $ 7,943,312     4,364,733       573,354      703,437          414,997     13,999,833

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER    1,523,684             -       308,550            -        1,162,988      2,995,222

INTEREST EXPENSE                             1,498,257     1,177,730        29,752      259,964         (145,335)     2,820,368

DEPRECIATION AND AMORTIZATION                1,673,910       978,185        82,581      369,900           62,530      3,167,106

SEGMENT INCOME (LOSS) BEFORE TAX               701,624      (730,810)      121,715      (31,384)       1,568,528      1,629,673

CAPITAL EXPENDITURES BY SEGMENT              2,625,174    11,211,077     5,076,146            -           88,906     19,001,303

IDENTIFIABLE SEGMENT ASSETS                 46,718,164    40,205,782    11,604,316    6,828,489        6,670,304    112,027,055

Following is information for each segment for three months ended September 30, 2004 and 2003:

                                                                          September 30, 2004
                                           ------------------------------------------------------------------------------------
                                                                                                   CORP., OTHER
                                           COMMERCIAL                                                    &
                                             OFFICE       APARTMENTS     PARKING     INDUSTRIAL    ELIMINATIONS       TOTAL
                                           -----------   -----------   -----------   ----------   --------------   ------------
REVENUE FROM EXTERNAL CUSTOMERS            $ 3,419,762     1,917,997       241,555      255,064          (15,028)     5,819,350

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER      386,776             -       102,850            -          276,417        766,043

INTEREST EXPENSE                               466,154       503,268        41,480       81,708           57,855      1,150,465

DEPRECIATION AND AMORTIZATION                  653,964       628,726        78,191      112,264           54,340      1,527,485

SEGMENT INCOME (LOSS) BEFORE TAX               613,805      (389,973)       18,461       26,454          (41,928)       226,819

CAPITAL EXPENDITURES BY SEGMENT                273,292       126,157        22,722       18,043              711        440,925

IDENTIFIABLE SEGMENT ASSETS                 46,868,445    40,859,139    12,270,717    7,025,160        9,732,114    116,755,575

                                                                          September 30, 2004
                                           ------------------------------------------------------------------------------------
                                                                                                   CORP., OTHER
                                           COMMERCIAL                                                    &
                                             OFFICE       APARTMENTS     PARKING     INDUSTRIAL    ELIMINATIONS       TOTAL
                                           -----------   -----------   -----------   ----------   --------------   ------------
REVENUE FROM EXTERNAL CUSTOMERS            $ 2,674,453     1,453,436       191,782      149,242          (26,741)     4,442,172

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER      360,754             -       102,850            -          750,250      1,213,854

INTEREST EXPENSE                               489,866       410,061        17,588       85,708          (64,733)       938,490

DEPRECIATION AND AMORTIZATION                  572,358       341,504        28,039       94,754           23,261      1,059,916

SEGMENT INCOME (LOSS) BEFORE TAX                56,727      (388,262)       21,120      (70,717)         708,419        327,287

CAPITAL EXPENDITURES BY SEGMENT                487,746     4,056,922     1,515,339            -           13,609      6,073,616

IDENTIFIABLE SEGMENT ASSETS                 46,718,164    40,205,782    11,604,316    6,828,489        6,670,304    112,027,055

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and an $18,500,000 line of credit with Commerce Bank, N.A. The Line of Credit is collateralized by 136,699 shares of Commerce Bancshares, Inc. common stock, real estate owned in Downtown Kansas City, MO. and a negative pledge and assignment of rents from the Commerce Tower Building. The line of credit has been utilized by issuing a $6,656,000 letter of credit to back a low rate Industrial Revenue Bond and a $65,000 letter of credit required by the Company's mortgage on the Hillsborough apartment complex. At September 30, 2004, the Company had $5,638,000 outstanding borrowings on the line of credit. The Company had $6,141,000 available under the line at September 30, 2004. This line of credit has been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize off-balance sheet financing or leasing transactions.

CASH PROVIDED BY OPERATING ACTIVITIES for the nine months ended September 30, 2004 was $4,280,000, or an increase of $1,411,000 over the $2,869,000 for the nine months ended September 30, 2003. In 2004, the Accounts Payable and Other Liabilities account has increased by $1,031,000, mostly due to the accrual of property taxes during the year, while there was a decrease in the account balances in 2003 of $854,000. The large decrease in Accounts Payable and Other Liabilities in 2003 reflects a reduction from payment of construction invoices for Oakbrook apartments at New Mark and 811 Main garage expansion compared to year-end 2002 that was greater than the accrual for property taxes. The 2004 net loss plus change in Income Tax balance sheet accounts totals a negative $1,230,000 compared to a positive $1,063,000 in 2003. But, the 2004 net loss includes non-cash charges for depreciation and amortization of $4,491,000 compared to only $3,167,000 in 2003 and 2003 includes $494,000 in Gain on Disposition of Assets which is considered an investing activity rather than an operating activity for cash flow purposes (see discussion of net income in the Results of Operations section attached).

INVESTING ACTIVITIES utilized $2,900,000 of cash in the nine months ended September 30, 2004, including $784,000 of improvements for two tenants that moved into the Commerce Tower, $76,000 for restroom improvements on two floors at the Commerce Tower, $150,000 of improvements for a tenant that moved into the commercial building at New Mark, $125,000 for the cooling tower at the Barkley building, $88,000 for improvements for a tenant that moved into the UMB Building in St. Louis, $71,000 for sidewalk improvements associated with the 811 Main garage expansion, $451,000 for improvements for a tenant that moved into 9909 Lakeview warehouse, and $272,000 paid for commissions for new leases and lease extensions.

FINANCING ACTIVITIES utilized $1,617,000 in the nine months ended September 30, 2004 mostly due to the $1,993,000 of normal monthly debt payments. Net amounts received from the debt refinancings and stock option exercise were utilized to pay down the Line of Credit. During the nine months ended September 30, 2004 the Line of Credit balance decreased by $4,760,000 because of the following transactions.

On March 1, 2004, the Company refinanced the loan for Peppertree Apartments with the current lender, Thrivent Financial for Lutherans. The original $4,000,000 loan had an outstanding balance of $2,714,631 at March 1, 2004. The Company paid off the existing loan on March 1, 2004, paid a 5% prepayment penalty of $136,000 and replaced the original loan with a new $5,000,000, 20-year loan at 5.89% that matures on March 1, 2024 and the Company paid $79,856 of costs associated with the loan closing. The $2,714,631 pay-off of the original Peppertree loan combined with $1,993,000 of normal monthly payments on other debt total $4,708,000 of principal payments on Mortgage Notes. On May 14, 2004, the Company refinanced the loan for Oakbrook Apartments with State Farm Life Insurance Company and paid off the $10,250,000 construction loan with Commerce Bank. The new loan of $12,000,000 is a 15-year (25 year amortization) loan at 5.56% that matures on June 1, 2019 and the Company paid $146,875 of costs associated with the loan closing.

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

The Company did not experience liquidity problems during the nine months ended September 30, 2004. The Company does not anticipate any deficiencies in meeting its liquidity needs. The availability under the $18,500,000 line of credit along with cash provided from operations will give the Company adequate resources to meet the Company's cash requirements during 2004. If necessary, the Company has adequate resources to collateralize additional financing. The Company had cash on hand of $84,000 at September 30, 2004.

The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

There have been no material changes to the Registrant's contractual cash obligations and other commercial commitments from amounts disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from two sources: 1) rent from leases of real property, and 2) management and service fees from real property leased and managed. Rental revenue is recognized on a straight-line basis over the term of individual non-cancellable operating leases. The recognition of scheduled rent increases on a straight-line basis results in the recognition of a receivable from tenants. Such receivables were $1,549,000 and $1,045,000 at September 30, 2004 and 2003, respectively. Lease agreements generally do not provide for contingent rents. If amounts are received from tenants upon early termination of leases the amounts are recorded as income when received. Management and service fees are recognized as a percentage of revenues on managed properties as earned over the terms of the related management agreements.

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

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce Bancshares, Inc. and its subsidiaries (Commerce). In addition to the line of credit borrowing arrangement described above, the Company has the following transactions with Commerce:

      - Rentals - The Company leases office space and parking to Commerce Bank and its affiliates. Total rental income derived from these office leases for the nine months ended September 30, 2004 and September 30, 2003 was $1,112,640 and $1,058,684, respectively.
            Total rental income from office leases for the three months ended September 30, 2004 and September 30, 2003 was $386,776 and $360,754,
            respectively. Total rental income from parking leases for the nine months ended September 30, 2004 and September 30, 2003 was $308,550 and $308,550, respectively. Total rental income from parking leases for the three months ended September 30, 2004 and September 30, 2003 was $102,850 and $102,850, respectively. Such leases contain lease rates and other provisions similar to those of other leases with unrelated parties.

      - Management and Service fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company has been overseeing the construction of an office building in Wichita, Kansas owned by Commerce. Total fees earned under these property and construction management agreements were $656,079 and $538,448 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Total fees earned for property and construction management agreements were $218,789 and $182,994 for the three months ended September 30, 2004 and September 30, 2003, respectively. The Company earns lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these lease commission arrangements were $43,647 and $541,342 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Total fees earned for lease commission arrangements for the three months ended September 30, 2004 and September 30, 2003 were $23,822 and $535,186, respectively. The Company may also earn income from consulting fee services. Total fees earned for consulting services were $420 and $2,295 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Total fees earned for consulting services were $120 and $120 for the three months ended September 30, 2004 and September 30, 2003, respectively. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.

      - Interest and other income - The Company owned 136,699 shares of Commerce Bancshares, Inc. common stock at September 30, 2004. The Company received dividend income from ownership of Commerce Bancshares common stock of $94,322 for the nine months ended September 30, 2004 and $31,440 for the three months ended

            September 30, 2004. The Company owned 130,190 shares at September 30, 2003 and received dividend income of $72,255 for the nine months ended September 30, 2003 and $29,293 for the three months ended September 30, 2003. In addition, excess funds are deposited in Commerce Bank, N.A. Interest income earned on such deposits aggregated $6,782 and $8,648 for the nine months ended September 30, 2004 and September 30, 2003, respectively, and $2,246 and $2,657 for the three months ended September 30, 2004 and September 30, 2003, respectively. The dividend and interest income earned are similar to those earned from other unrelated parties. During the first quarter of 2003 the Company also received $465,000 of other income from the Commerce Tower Building Banking Center Lobby lease buyout of $415,000 and Suite 618 lease buyout of $50,000. These lease buyouts contained rates and other provisions similar to those of other lease buyouts with unrelated parties.

      - Interest expense - The Company has an $18,500,000 line of credit with Commerce Bank, N.A. that has a variable interest rate equal to one and one half percent (1 1/2%) in excess of the Fed Funds rate. At September 30, 2004, $6,141,000 was available under this line of credit, and the interest rate at September 30, 2004 was 3.26%. The line requires monthly interest payments and matures June 1, 2005. The Company intends to renew this line of credit with Commerce upon expiration. Interest expense for this loan, including letter of credit fees, was $178,730 and $64,998 for the nine months ended September 30, 2004 and 2003, respectively. Interest expense for this loan, including letter of credit fees, was $58,459 and $31,497 for the three months ended September 30, 2004 and 2003, respectively. The Company pledged its shares of Commerce common stock and certain real estate, and granted a negative pledge and assignment of rents on the Commerce Tower Building as collateral for the line of credit. The weighted average short term borrowing rate on the line of credit was 2.63% for the nine months ended September 30, 2004.

            The Company has a $2,400,000 construction loan with Commerce Bank, N.A. for the expansion of the 811 Garage with a variable interest rate equal to the LIBOR plus 1.75%. At September 30, 2004, the loan was fully drawn, and the interest rate at September 30, 2004 was 3.42%. The loan requires monthly interest payments and matures May 1, 2006. Interest expense for this loan was $54,645 and $29,752 for the nine months ended September 30, 2004 and September 30, 2003, respectively, and $19,994 and $17,588 for the three months ended September 30, 2004 and September 30, 2003, respectively.

            The Company also had a $10,250,000 construction loan with Commerce Bank, N.A. for the development of the Oakbrook apartments with a variable interest rate equal to the London Interbank Offered Rate (LIBOR) plus 1.75%. On May 14, 2004 the Company paid off the fully drawn construction loan. At September 30, 2003, the loan was fully drawn, and the interest rate at September 30, 2003 was 2.87%. The loan required monthly interest payments and would have matured February 18, 2006. Interest expense for this loan was $108,827 and $155,733 for the nine months ended September

            30, 2004 and September 30, 2003, respectively. Interest expense for the three months ended September 30, 2004 was $74,706.

      - Included in receivables at September 30, 2004 and 2003 are amounts due from Commerce of $317,442 and $436,177, respectively.

RESULTS OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 2004
             COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2003

Results for the nine months ended September 30, 2004 reflect a net loss of ($706,000), while the comparable nine months of 2003 had net income of $994,000. Pre-tax loss in 2004 is ($1,158,000), which is $2,788,000 less than pre-tax profit in 2003 of $1,630,000.

From a business segment viewpoint, it is notable that the apartments segment pre-tax loss in 2004 was ($1,901,000). The main reason for the loss is that the Oakbrook apartments average occupancy during this start-up year is only 66%, and the resulting pre-tax loss for the Oakbrook apartments was ($1,187,000). Another contributing factor is the pressure on rental rates. In Kansas City the amount of concessions given to attract renters is historically high, as potential customers have the option to buy homes using historically low interest rate mortgages. That helps explain why the Company's other apartment complexes have combined to record a pre-tax loss of ($714,000) in 2004.

The overall Company decrease in pre-tax results is a combination of a $696,000 increase in Total Revenues and an increase in expenses (excluding the Provision for Income Taxes) of $3,484,000.

The $696,000 increase in Total Revenues is the net of several factors, including an increase in Rent income (mostly Non-Related Party) of $2,063,000, which is partially offset by a decrease of $386,000 in Management and Service Fee (mostly Related Party), a decrease of $466,000 in Interest and Other Income (Non-Related Party and Related Party), and a decrease of $515,000 in Gain on Disposition of Assets (2003 gain includes $494,000 from the sale of 60.04 acres of development land at New Mark to the Catholic Diocese of KC).

Management and Service Fees decreased by $386,000 mainly because 2003 includes lease commissions of $402,000 from Commerce Bank for ten-year lease renewals for two of their tenants.

Interest and Other Income decreased by $466,000 mostly due to the fact that 2004 includes a $479,000 lease buyout in September 2004 from DST for the 811 Main Building while 2003 included $1,020,000 of revenue from lease buyouts ($465,000 in February 2003 from Commerce Bank for the Commerce Tower banking center area ($415,000) and Suite 618 ($50,000) of the Commerce Tower, $133,000 in March 2003
from Ford Motor for 9909 Lakeview Warehouse, $282,000 in March 2003 from Valentine Radford for the 8th, 9th and 11th floors of the Commerce Tower and $40,000 in April 2003 from Citigroup and $100,000 in May 2003 from the City of Overland Park for the Barkley Building).

The increase of $2,063,000 in Total Rent income includes the following:

    a) Income from the Commerce Tower is up by $529,000 even though average occupancy in 2004 is the same as 2003. Increases in rental rates represents the majority of a $202,000 increase in rental income. Also, related to the Valentine Radford lease buy-out in 2003 the Company wrote-off as a reduction in rent $327,000 of straight-line rent. The straight-line rent represented the amount by which accumulated income, which had been recorded equally over the life of the lease, exceeded the actual amount owed in the early years of the lease.

    b) Prior to the Ford Motor lease buy-out at 9909 Lakeview Warehouse in 2003, income of $122,000 had been recorded, while in 2004 the building was vacant until June, and in 2004 $132,000 of income has been recorded.

    c) Income from the UMB office building in St. Louis is up by $300,000 as average occupancy in 2004 is 81% compared to only 63% in 2003.

    d) Income from the Barkley office building is up by $202,000 as average occupancy in 2004 is 95% compared to 87% in 2003.

    e) Income at the apartment complexes is $861,000 greater in 2004 than 2003 mostly because the Oakbrook apartments at New Mark, which were not completed until late 2003, have rental income in 2004 that exceeds 2003 by $859,000.

    f) Income at the 811 Main Building is $184,000 greater in 2004 than 2003 mostly because of an increase in parking revenue of $86,000 from the garage expansion completed in late 2003 and a $58,000 increase in operating and real estate escalation charges.

The expense increase of $3,484,000 (excluding the Provision for Income Taxes) was due to several factors, as follows.

    a) Operating expenses increased $367,000 as: a) salaries and benefits increased by $203,000 due to normal salary increases, new employees at the Oakbrook apartments, and an increase in health and dental insurance premiums of $54,000, and b) utilities expense increased $164,000 mostly because utility expense in 2004 exceeded 2003 by $108,000 at the new Oakbrook apartments and $41,000 of expense for the Hillsborough and Peppertree apartments in 2004 for a new wastewater charge in Johnson County, KS.

    b) Maintenance and Repairs expense increased by $694,000. The largest factors associated with the increase include: a) roof and skylight repairs in 2004 of $122,000 at the 9909 Lakeview Warehouse, b) snow removal costs in 2004 exceeded 2003 by $49,000, c) mostly due to "make ready" repairs associated with increased leasing, repairs in 2004 at the New Mark Phase I & II apartments, excluding snow removal exceeded 2003 by $117,000, d) repairs at the Oakbrook apartments in 2004, excluding snow removal, exceeded 2003 by $138,000, and e) repairs at the Commerce Tower office building in 2004 are $202,000 greater than 2003 due to the "make ready" repairs associated with the increased number of major tenant improvements in 2004 and HVAC repairs/supplies costs in 2004 are greater than 2003.

    c) Depreciation and Amortization expense increased by $1,324,000. The increase is mostly due to major projects put in service in late 2003. The expense in 2004 for these projects includes depreciation from the Oakbrook apartments of $876,000 (which is $861,000 greater than the 2003 expense), the 811 Main Garage expansion of $165,000 plus $177,000 of amortization of tenant improvements at the UMB office building in St. Louis. Also, in 2004 $57,000 of unamortized original loan costs was expensed in connection with refinancing the apartment loans at Peppertree ($42,000) and Oakbrook ($15,000).

    d) Taxes Other than Income increased $179,000 primarily due to the increased property taxes associated with the development of the Oakbrook apartments ($103,000) and 811 Main Garage expansion ($43,000).

    e) General Administrative and Other expenses increased by $415,000 as 2004 includes $136,000 for prepayment penalty (calculated at 5% of the loan balance) when the loan for the Peppertree apartments was refinanced on March 1, 2004 and $32,000 of expense associated with the moving of existing 23rd floor tenants at the Commerce Tower to accommodate a new tenant. Advertising and referrals expense is $42,000 greater in 2004 than 2003 mostly because of the costs associated with the leasing of the new Oakbrook apartments. Also, there has been an increase in property and liability insurance expense of $115,000, of which $80,000 is to insure the Oakbrook apartments.

    f) Interest expense on the income statement reflects an increase of $505,000. Total interest costs have actually increased by only $244,000. However, in 2004 the Company has capitalized only $7,000 of interest related to construction projects, while in 2003 $268,000 was capitalized, mostly from construction for the Oakbrook apartments and 811 Main Garage expansion. Actual interest has increased by $244,000 because the average outstanding debt in 2004 is approximately $10,000,000 greater than 2003, basically due to the additional debt related to the financing of the Oakbrook apartments and 811 Garage expansion construction.

                     THREE MONTHS ENDED SEPTEMBER 30, 2004
            COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2003

Results for the three months ended September 30, 2004 reflect a net income of $138,000 while the comparable three months of 2003 had net income of $200,000. Pre-tax income in 2004 is $227,000, which is $100,000 less than pre-tax income in 2003 of $327,000. The 2004 pre-tax income includes a $479,000 lease buyout. Without the lease buyout, 2004 pre-tax results would reflect a ($252,000) loss. The overall Company decrease in pre-tax results consists of a $929,000 increase in Total Revenues which was more than offset by an increase in expenses (excluding the Provision for Income Taxes) of $1,029,000.

The $929,000 increase in Total Revenues is the net of several factors, including an increase in Total Rent income (mostly Non-Related Party) of $912,000, an increase in Interest and Other Income of $492,000 (mostly Non-Related Party) offset slightly by a decrease of $475,000 in Management and Service Fee Income (mostly Related Party).

Interest and Other Income increased by $492,000 mostly due to the fact that 2004 included $479,000 of revenue from a lease buyout from DST in September 2004 for the 811 Main building.

Management and Service Fee Income decreased $475,000 mostly because 2003 includes commission income from Commerce Bank of $534,000 for lease renewals and new leases.

The increase of $912,000 in Total Rent income includes the following:

    a) Income from the Commerce Tower office building is up by $131,000 as average occupancy in 2004 is 74% compared to 70% in 2003 and average rental rates are higher in 2004.

    b) Income from the UMB office building in St. Louis is up by $22,000, as average occupancy in 2004 is 85% compared to 72% in 2003.

    c) Income from the Barkley office building is up by $97,000 as average occupancy in 2004 is 97% compared to 86% in 2003.

    d) Income from the 9909 Lakeview Warehouse is up by $107,000 because the 2004 occupancy is 78% while the building was vacant during 2003.

    e) The Oakbrook apartments at New Mark, which were not completed until late 2003 generated rental income in 2004 that exceeded 2003 by $426,000.

    f) Income at the 811 Main Building is $60,000 greater in 2004 than 2003 mostly because of an increase in parking revenue of $32,000 from the garage expansion and a $18,000 increase in operating and real estate escalation charges.

    g) New Mark Phase I & II is up by $76,000 as average occupancy in 2004 is 97% compared to 69% in 2003.

The expense increase of $1,029,000 (excluding the Provision for Income Taxes) was due to the following factors.

    a) Operating expenses increased $58,000 as: i) salaries and benefits increased by $16,000 primarily due to an increase in health and dental insurance premiums, and ii) utilities expense increased $42,000 because the utilities at the Oakbrook apartments in 2004 exceeded 2003 by $44,000.

    b) Maintenance and Repairs expense increased by $209,000. The increase includes repairs at the Oakbrook apartments in 2004 that exceeded 2003 by $61,000 and repairs at the Commerce Tower office building in 2004 that exceeded 2003 by $109,000 as 2004 included $59,000 of caulking on the east elevation of the building and $43,000 in HVAC repairs.

    c) Depreciation and Amortization expense increased by $467,000. The increase is mostly due to major projects put in service in late 2003. The expense in 2004 for these projects includes depreciation from the Oakbrook apartments of $292,000 (which is $277,000 greater than the 2003 expense), the 811 Main Garage expansion of $57,000 plus $71,000 of amortization of tenant improvements at the UMB office building in St. Louis.

    d) Taxes Other than Income increased $27,000 primarily due to the increased property taxes associated with the development of the Oakbrook apartments ($13,000) and 811 Main Garage expansion ($10,000).

    e) General Administrative and Other expenses increased by $56,000 due mainly to an increase in property and liability insurance expense of $24,000 and an increase in advertising and referrals expense of $15,000, both are due to the costs in 2004 associated with the Oakbrook apartments.

    f) Interest expense on the income statement reflects an increase of $212,000. Total interest costs have actually increased by only $97,000. However, in 2003 the Company capitalized $115,000 of interest related to construction projects, mostly for the Oakbrook apartments and 811 Main garage expansion, while in 2004 only $14 was capitalized. Actual interest has increased by $97,000 because the average outstanding debt in 2004 is greater than 2003, basically due to the additional debt related to the financing of the Oakbrook apartments and 811 Garage expansion construction.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices and interest rates.

The Company has a significant amount of fixed rate debt and believes that the fair value risk is best quantified by considering prepayment penalties associated with the debt. Most prepayment penalties are based upon the difference between the debt's fixed rate and the Treasury note rate that most closely corresponds with the remaining life of the mortgage. The estimated aggregate prepayment penalty on such debt was $7,858,000 at September 30, 2004.

The Company has $15,312,571 of variable rate debt as of September 30, 2004. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $93,000. This debt is not hedged.

The Company has 136,699 shares of common stock of Commerce Bancshares, Inc. with a fair value of $6,573,855 as of September 30, 2004. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $401,000 effect on comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, these controls and procedures are effective. There have been no significant changes in the Company's internal control over financial reporting during the Company's quarter ended September 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            The Company reached a settlement on October 20, 2004 with a former tenant of Commerce Tower who sued the Company relating to asbestos in that building. The plaintiff sought to represent a class for damages for alleged excessive rent, property damage, and medical monitoring, but the court denied class certification. The Company believed the suit was without merit, but it reached a settlement to avoid the expense related to the defense of the action and without an admission of liability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

            Exhibit 31.1 - Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

            Exhibit 31.2 - Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

            Exhibit 32.1 - Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350

            Exhibit 32.2 - Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350

            (b) Reports on Form 8-K

A Form 8-K was filed on July 12, 2004, reporting pursuant to Item 5 that (a) on June 28, 2004, Park G.P., Inc. had sent the Company's shareholders a letter offering to purchase 2,000 shares of the Company's common stock, and (b) on July 12, 2004, the Company sent a letter to its shareholders setting forth its position with respect to such offer. Copies of both letters were attached as exhibits to the Form 8-K.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOWER PROPERTIES COMPANY

/s/ Thomas R. Willard
-----------------------------------------
Thomas R. Willard
President and Chief Executive Officer

/s/ Stanley J. Weber
-----------------------------------------
Stanley J. Weber
Chief Financial Officer

Date: November 12, 2004