Form 10-Q
period 2005-03-31
TOWER PROPERTIES CO
filed 2005-05-16
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              (Mark One)
              [X] Quarterly report under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For Quarter Ended March 31, 2005 or

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

Yes [ ]  No [X].

      185,013 shares of common stock, $1.00 par value per share, outstanding at April 30, 2005

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                            TOWER PROPERTIES COMPANY
                                 BALANCE SHEETS
                      MARCH 31, 2005 AND DECEMBER 31, 2004

                                                           (UNAUDITED)
                                                              2005                2004
                                                          -------------       ------------
ASSETS
Investment in Commercial Properties:
    Rental Property, Net                                  $  77,240,222       $ 79,828,578
    Tenant Leasehold Improvements, Net                        3,364,839          7,185,281
    Equipment and Furniture, Net                              4,538,469          5,032,808
    Construction in Progress                                      7,878            795,459
                                                          -------------       ------------
       Commercial Properties, Net                            85,151,408         92,842,126
Real Estate Held for Sale                                    12,429,224         11,613,583
Cash and Cash Equivalents (Related Party)                     1,394,825             29,794
Investment Securities At Fair Value (Related Party)           6,918,290          7,201,051
Receivables (Including Related Party)                         2,438,278          2,516,768
Income Taxes Recoverable                                        568,925            576,425
Prepaid Expenses and Other Assets                               976,726          1,111,817
                                                          -------------       ------------
          TOTAL ASSETS                                    $ 109,877,676       $115,891,564
                                                          =============       ============
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
    Mortgage Notes                                        $  51,715,793       $ 57,749,654
    Construction Loans (Related Party)                               --          2,400,000
    Real Estate Bond Issue                                    6,400,000          6,400,000
    Line of Credit (Related Party)                                   --          5,533,000
    Accounts Payable and Other Liabilities                    2,722,062          2,237,543
    Deferred Income Taxes                                     8,717,082          5,800,631
                                                          -------------       ------------
          Total Liabilities                                  69,554,937         80,120,828
Commitments and Contingencies
Stockholders' Investment:
Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                              --                 --
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        185,430 Shares                                          185,430            185,430
  Paid-In Capital                                            18,925,812         18,925,812
  Retained Earnings                                          17,585,636         12,861,149
  Accumulated Other Comprehensive Income                      3,693,399          3,865,883
                                                          -------------       ------------
                                                             40,390,277         35,838,274
  Less Treasury Stock, At Cost (417 shares)                     (67,538)           (67,538)
                                                          -------------       ------------
    Total Stockholders' Investment                           40,322,739         35,770,736
                                                          -------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT            $ 109,877,676       $115,891,564
                                                          =============       ============

The accompanying notes are an integral part of these financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                   (UNAUDITED)

                                                             2005          2004
                                                          -----------   -----------
REVENUES
Non-Related Party Revenues:
  Rent                                                    $ 5,212,630   $ 4,608,017
  Management and Service Fee                                   10,625           538
  Gain (Loss) on Sale of Real Estate                           77,322       (20,751)
  Interest and Other Income                                   351,373        27,333
                                                          -----------   -----------
     Total Non-Related Party Revenues                       5,651,950     4,615,137
Related Party Revenues:

  Rent                                                        251,249       449,341
  Management and Service Fee                                  250,787       237,509
  Gain on Sale of Real Estate                               7,542,307            --
  Interest and Other Income                                    35,854        33,829
                                                          -----------   -----------
     Total Related Party Revenues                           8,080,197       720,679
                                                          -----------   -----------
          Total Revenues                                   13,732,147     5,335,816
                                                          -----------   -----------
OPERATING EXPENSES

  Operating Expenses                                        1,068,074     1,107,630
  Maintenance and Repairs                                   1,116,736     1,389,593
  Depreciation and Amortization                             1,460,611     1,447,625
  Taxes Other than Income                                     504,001       482,872
  General, Administrative and Other                           744,726       703,256
                                                          -----------   -----------
        Total Operating Expenses                            4,894,148     5,130,976

INTEREST EXPENSE (Including Related Party)                  1,092,933     1,074,421
                                                          -----------   -----------
        Income (Loss) Before Provision for Income Taxes     7,745,066      (869,581)

PROVISION (BENEFIT) FOR INCOME TAXES

    Current Payable                                                --      (339,135)
    Deferred                                                3,020,579            --
                                                          -----------   -----------
         Total Provision (Benefit) for Income Taxes         3,020,579      (339,135)

NET INCOME (LOSS)                                         $ 4,724,487   $  (530,446)
                                                          ===========   ===========
Earnings (Loss) Per Share:

  Basic                                                   $     25.54   $     (3.00)
                                                          ===========   ===========
  Diluted                                                 $     25.54   $     (3.00)
                                                          ===========   ===========
Weighted Average Common Shares Outstanding:

  Basic                                                       185,013       177,012
                                                          ===========   ===========
  Diluted                                                     185,013       177,012
                                                          ===========   ===========

The accompanying notes are an integral part of these statements.

                            TOWER PROPERTIES COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                   (UNAUDITED)

                                                              2005              2004
                                                         -------------      ------------
NET INCOME (LOSS)                                        $   4,724,487      $   (530,446)

Unrealized holding losses on marketable
equity securities, net of deferred tax benefit of
 ($110,277) and ($69,840), respectively                       (172,484)         (109,236)
                                                         -------------      ------------
COMPREHENSIVE INCOME (LOSS)                              $   4,552,003      $   (639,682)
                                                         =============      ============

The accompanying notes are an integral part of these financial statements.

                            TOWER PROPERTIES COMPANY
                             STATEMENTS OF CASH FLOW
          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                                   (UNAUDITED)

                                                                     2005              2004
                                                                -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                             $   4,724,487      $   (530,446)
  Adjustments to Reconcile Net Income (Loss) to Net Cash
    Provided by Operating Activities:
      Depreciation                                                    987,167         1,078,181
      Amortization                                                    473,444           369,444
      (Gain) Loss on Sale of Real Estate                          (7,619,629)            20,751
    Change in Assets and Liabilities, Net:
      Receivables                                                      78,490           138,730
      Prepaid Expenses and Other Assets                                64,203          (154,123)
      Accounts Payable and Other Liabilities                          484,519           181,278
      Income Taxes Payable                                                 --          (425,549)
      Deferred Income Taxes                                         3,026,728                --
      Income Taxes Recoverable                                          7,500                --
      Tax Benefit from Stock Options Exercise                              --            84,240
                                                                -------------      ------------
Net Cash Provided by Operating Activities                           2,226,909           762,506
                                                                -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from Disposition of Assets                              19,073,239                --
  Additions to Equipment & Furniture                                (720,767)          (129,690)
  Additions to Rental Property                                    (4,896,671)          (153,297)
  Additions to Tenant Leasehold Improvements                        (152,328)          (533,783)
  Additions to Real Estate Held for Sale                            (198,490)                --
                                                                -------------      ------------
Net Cash Provided by (Used In) Investing Activities                13,104,984          (816,771)
                                                                -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal Payments on Mortgage Notes                             (6,033,861)       (3,346,715)
  Principal Payments on Construction Loans                         (2,400,000)               --
  Proceeds from Long Term Borrowings                                       --         5,000,000
  Net Change in Line of Credit                                     (5,533,000)       (3,110,000)
  Proceeds from Exercise of Stock Options                                  --         1,328,000
  Deferred Loan Costs                                                      --           (79,856)
                                                                -------------      ------------
Net Cash Used in Financing Activities                             (13,966,861)         (208,571)
                                                                -------------      ------------
NET INCREASE (DECREASE) IN CASH                                     1,365,031          (262,835)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         29,794           321,517
                                                                -------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $   1,394,825      $     58,682
                                                                =============      ============

The accompanying notes are an integral part of these financial statements.

                            TOWER PROPERTIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005
                                   (UNAUDITED)

1. The financial statements included herein have been prepared by Tower Properties Company (the Company), and in the opinion of management, present a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 2004 to provide a description of the accounting policies which have been continued without change, and for additional information about the Company's financial condition.

      The Company is primarily engaged in owning, developing, leasing and managing real property located in Johnson County, Kansas, and Clay, St. Louis and Jackson Counties in Missouri. Substantially all of the improved real estate owned by the Company consists of office buildings, apartment complexes, a warehouse, a warehouse/office facility, automobile parking lots and garages, and land held for future sale or development. The Company has not pursued a policy of acquiring real estate on a speculative basis for future sale, although some real estate owned by the Company may be sold at some future time.

2. Interest paid during the three months of 2005 and 2004, amounted to $1,123,659 and $1,071,050, respectively. Of those amounts, interest paid to related party was $75,011 and $161,418 for the first three months of 2005 and 2004, respectively. There were no income taxes paid during the first three months of 2005 and $7,500 was paid for the first three months of 2004.

3. No interest was capitalized during the first three months of 2005. Interest of $1,728 was capitalized during the first three months of 2004.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain at March 31, 2005 of $6,054,753 net of tax effects of $2,361,354, or $3,693,399 is reflected as a separate component of equity. There was a decrease in the net unrealized holding gain for the three months ended March 31, 2005 of $172,484, net of deferred taxes.

5.    SALES AND ACQUISITION OF PROPERTIES:

On February 1, 2005, the Company sold the 9221 Quivira Building in Overland Park, Kansas, which was classified on the December 31, 2004 balance sheet as real estate held for sale. The sales price was $1,110,000 which resulted in a net gain of $77,000.

On February 28, 2005, the Company sold the 811 Main Building and Garage in Kansas City, Missouri, which was classified on the December 31, 2004 balance sheet as real estate held for sale, to Commerce Bank, N.A. The sales price was $10,750,000. On March 24, 2005, the Company sold the 9th and Walnut Garage in Kansas City, Missouri, which was classified on the December 31, 2004 balance sheet as real estate held for sale, to Commerce Bank, N.A. The sales price was $7,250,000. The sales of the 811 Main Building and Garage and the 9th and Walnut Garage to Commerce Bank, N.A., a related party, had a total combined sales price of $18,000,000 and resulted in a total combined net gain of $7,542,000.

On March 2, 2005, the Company purchased two 2-story office buildings, known as One and Two Liberty Plaza, totaling approximately 54,000 sq. ft. and surrounding surface parking lots in Liberty, Missouri for cash of approximately $5,500,000 and entered into a net operating lease with a tenant that expires in 2015.

The following unaudited pro forma summary combines the results of operations of the Company as if the sales of 9221 Quivira Building, 811 Main Building and Garage and 9th and Walnut Garage, and the purchase of One and Two Liberty Plaza (discussed in footnote No. 5 above) had occurred at the beginning of 2004.

                                      Unaudited       Unaudited
                                         2005            2004
                                      ---------       ---------
Total Revenue                         5,752,207       4,626,524
Net Income (Loss)                       270,885        (525,916)
Basic Earnings (Loss) Per Share            1.46           (2.97)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations had been combined during the period and is not intended to be a projection of future results.

6.    REAL ESTATE HELD FOR SALE

The Company's real estate held for sale is recorded at cost which does not exceed its estimated realizable value. Revenue is recorded on the sale of real estate when title passes to the buyer and the earnings process is complete. Included in Real Estate Held for Sale at March 31, 2005 is the commercial office building at 911 Main, Kansas City, Missouri ("Commerce Tower") which met the criteria to be recorded as Real Estate Held for Sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Included in Real Estate Held for Sale at December 31, 2004 were the 9221 Quivira office building, the 811 Main building and parking garage, and the 9th and Walnut parking garage, all of which met the criteria to be recorded as Real Estate Held for Sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and all were sold in the first quarter of 2005.

7.    COMMITMENTS AND CONTINGENCIES

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

8.    EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is based upon the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average common and dilutive common equivalent shares outstanding during each period. The Company did not have any dilutive securities outstanding for the three months ended March 31, 2005 and 2004. The weighted average common shares outstanding were 185,013 and 177,012 for the quarters ended March 31, 2005 and 2004, respectively.

9. BUSINESS SEGMENTS:

The Company groups its operations into four business segments: commercial office, apartments, parking and industrial. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies. Beginning in the third quarter of the year ended December 31, 2004, the Company reflected an additional business segment, the industrial operations. Previously, the industrial operations were included as part of Corporate, Other and Eliminations. The 2004 amounts below were reclassified to reflect the industrial operations separately.

Following is information for each segment for the three months ended March 31, 2005 and 2004:

                                             --------------------------------------------------------------------------------
                                                                           March 31, 2005
                                             --------------------------------------------------------------------------------
                                             COMMERCIAL                                          CORP., OTHER
                                               OFFICE      APARTMENTS    PARKING    INDUSTRIAL   & ELIMINATIONS       TOTAL
                                             -----------   ----------   ---------   ----------   --------------   -----------
REVENUE FROM EXTERNAL CUSTOMERS              $ 3,203,893    1,984,618     196,387     256,197         10,855        5,651,950

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER      7,116,677            -     676,879           -        286,641        8,080,197

INTEREST EXPENSE                                 412,847      490,804      41,933      79,588         67,761        1,092,933

DEPRECIATION AND AMORTIZATION                    718,886      605,708      16,246     106,530         13,241        1,460,611

SEGMENT INCOME (LOSS) BEFORE TAX               7,379,693     (301,176)    639,989      39,415        (12,855)       7,745,066

CAPITAL EXPENDITURES BY SEGMENT                5,885,888       69,438       1,814           -         11,116        5,968,256

IDENTIFIABLE SEGMENT ASSETS                   49,756,768   39,545,333   3,904,698   7,026,133      9,644,744      109,877,676

                                             --------------------------------------------------------------------------------
                                                                           March 31, 2004
                                             --------------------------------------------------------------------------------
                                             COMMERCIAL                                           CORP., OTHER
                                               OFFICE      APARTMENTS    PARKING    INDUSTRIAL   & ELIMINATIONS      TOTAL
                                             -----------   ----------   ----------  ----------   --------------   -----------
REVENUE FROM EXTERNAL CUSTOMERS              $ 2,668,614    1,576,941      222,811     148,109          (1,338)     4,615,137

REVENUE FROM RELATED PARTY/MAJOR CUSTOMER        346,491            -      102,850           -         271,338        720,679

INTEREST EXPENSE                                 477,808      441,199       41,837      83,747          29,830      1,074,421

DEPRECIATION AND AMORTIZATION                    612,186      658,587       72,819      85,652          18,381      1,447,625

SEGMENT INCOME (LOSS) BEFORE TAX                  67,596     (893,221)        (585)   (223,481)        180,110       (869,581)

CAPITAL EXPENDITURES BY SEGMENT                  528,828      150,145       72,290      64,173           1,334        816,770

IDENTIFIABLE SEGMENT ASSETS                   46,677,739   41,627,412   12,274,570   6,807,629       8,493,733    115,881,083

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse and a warehouse/office facility, parking facilities and land held for future sale. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and an $18,500,000 line of credit with Commerce Bank, N.A. ("Line of Credit"). The Line of Credit is collateralized by 143,533 shares of Commerce Bancshares, Inc. common stock, certain real estate owned in Downtown Kansas City, MO. and a negative pledge of rents from the Commerce Tower Building. The Line of Credit has been utilized by issuing a $6,656,000 letter of credit to back a low rate Industrial Revenue Bond and a $65,000 letter of credit required by the Company's mortgage on the Hillsborough apartment complex. At March 31, 2005, the Company had no outstanding borrowings on the Line of Credit. The Company had $11,779,000 available under the Line of Credit at March 31, 2005. This Line of Credit has been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize off-balance sheet financing or leasing transactions.

CASH PROVIDED BY OPERATING ACTIVITIES for the three months ended March 31, 2005 was $2,227,000, compared to $763,000 for the three months ended March 31, 2004. The $1,464,000 increase in cash provided by operating activities is mainly due to improved cash flow from operations (defined as net income plus depreciation and amortization) at the Commerce Tower Building ($399,000), 9909 Lakeview Warehouse ($181,000), Oakbrook Apartments ($132,000), New Mark Phases I-IV Apartments ($94,000) and the UMB Building in St. Louis ($56,000). Included in the increase from the Commerce Tower Building is a $315,000 lease buyout from a tenant in January 2005.

INVESTING ACTIVITIES PROVIDED $13,105,000 of cash in the three months ended March 31, 2005 as $19,073,000 of proceeds after commissions and closing costs were received upon the sales of: a) 9221 Quivira office building on February 1, 2005 for $1,092,000, b) 811 Main Building and Garage on February 28,2005 for $10,739,000, and c) 9th and Walnut Garage on March 24, 2005 for $7,242,000,
which were partially offset by capital expenditures of $5,968,000. The major capital expenditure was the purchase of two 2-story office buildings in Liberty, MO on March 2, 2005 for $5,500,000.

FINANCING ACTIVITIES utilized $13,967,000 in the three months ended March 31, 2005. Activity in 2005 included $5,348,162 of mortgages notes pay offs upon the sales of properties which combined with $685,699 of normal monthly payments on other mortgage notes total $6,033,861 of principal payments on Mortgage Notes. On February 1, 2005, upon the sale of the 9221 Quivira office building, the Company paid off a mortgage note that had an outstanding balance of $853,084. On February 28, 2005, upon the sale of the 811 Main Building and Garage, the

Company paid off a mortgage note that had an outstanding balance of $4,495,078 and paid a 4.5% prepayment penalty of $202,000.

Activity in 2005 also includes $2,400,000 of principal payments on Construction Loans. On March 24, 2005, upon the sale of the 9th and Walnut Garage, the Company paid off the $2,400,000 construction loan with Commerce Bank, N.A.

The Line of Credit, which had a balance of $5,533,000 at December 31, 2004, had no outstanding balance at March 31, 2005. The decrease is due to the $5,623,000 of net cash received in connection with the sales of 9221 Quivira office building, 811 Main Building and Garage, and the 9th and Walnut Garage and the purchase of One and Two Liberty Plaza in Liberty, Missouri. The sales proceeds of $19,073,000 were used to pay off mortgage and construction loans of $7,748,000 and to pay a pre-payment penalty of $202,000, leaving net cash received from the three sales of $11,123,000. Of that amount, $5,500,000 was utilized to purchase One and Two Liberty Plaza in Liberty, Missouri, with the remaining $5,623,000 utilized primarily to pay-down the Line of Credit.

Management believes that the Company's current combination of liquidity, capital resources and borrowing capabilities will be adequate for its existing operations during fiscal 2005. The Company did not experience liquidity problems during the quarter ended March 31, 2005. The Company does not anticipate any deficiencies in meeting its liquidity needs. The availability under the $18,500,000 Line of Credit along with cash provided from operations will give the Company adequate resources to meet the Company's cash requirements during 2005. If necessary, the Company has adequate resources to collateralize additional financing. The Company had cash on hand of $1,395,000 at March 31, 2005.

The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

There have been no material changes to the Registrant's contractual cash obligations and other commercial commitments from amounts disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004, except for the $7,748,000 of loan payoffs, discussed above, associated with the sales of 9221 Quivira office building, 811 Main Building and Garage and the 9th and Walnut Garage, which are no longer contractual cash obligations at March 31, 2005.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from two sources: 1) rent from leases of real property, and 2) management and service fees from real property leased and managed. Rental revenue is recognized on a straight-line basis over the term of individual non-cancellable operating leases. The recognition of scheduled rent increases on a straight-line basis results in the recognition of receivables from tenants. Such receivables were $1,730,301 and $1,386,813 at March 31, 2005 and 2004, respectively. Lease agreements generally do not provide for contingent rents. If amounts are received from tenants upon early termination of leases, the amounts are recorded when received as a reduction of lease receivables to the extent there is an associated straight-line rent receivable, with the remainder recorded as income. Management and service fees are recognized as a percentage of revenues on managed properties as earned over the terms of the related management agreements.

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

Cost Capitalization

The Company evaluates major expenditures for capitalization. Those which improve or extend the useful life of the property are capitalized. Depreciation is based upon the expected useful lives, generally forty years for buildings, fifteen years for land improvements, seven years for furniture and fixtures, five years for equipment and three years for software. Maintenance and repairs are charged to expense as incurred.

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce Bancshares, Inc. and its subsidiaries (Commerce). The Company had the following transactions with Commerce:

      - Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases for the three months ended March 31, 2005 and March 31, 2004 was $251,249 and $449,341, respectively. The rental income of $251,249 for the three months ended March 31, 2005 is a net amount and includes a $102,182 write-off of a straight-line rent receivable associated with a lease with Commerce Bank as a tenant of 811 Main which was recorded when the 811 Main Building and Garage was sold on February 28, 2005. Such leases contain lease rates and other provisions similar to those of leases with unrelated parties.

      - Management and Service fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company has been overseeing the construction of an office building in Wichita, Kansas owned by Commerce. Total fees earned under these property and construction management agreements were $216,824 and $220,180 for the three months ended March 31, 2005 and March 31, 2004, respectively. The Company earns lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these lease commission arrangements were $33,843 and $17,209 for the three months ended March 31, 2005 and March 31, 2004, respectively. The Company may also earn income from consulting fee services. Total fees earned for consulting services were $120 for each of the three month periods ended March 31, 2005 and March 31, 2004, respectively. The Company provides similar services to unrelated parties and fee rates under these arrangements are similar to those earned from other unrelated parties.

      - Gain on Sale of Real Estate - On February 28, 2005, the Company sold the 811 Main Building and Garage in Kansas City, Missouri, which was classified on the December 31, 2004 balance sheet as real estate held for sale, to Commerce Bank, N.A. The sales price was $10,750,000. On March 24, 2005, the Company sold the 9th and Walnut Garage in Kansas City, Missouri, which was classified on the December 31, 2004 balance sheet as real estate held for sale, to Commerce Bank, N.A. The sales price was $7,250,000. The sales of the 811 Main Building and Garage and the 9th and Walnut Garage to Commerce Bank, N.A., a related party, had a total combined sales price of $18,000,000 and resulted in a combined net gain of $7,542,000. The sales were made at market rates and management believes the Company could have obtained similar contract terms if the Company's relationship with Commerce Bank, N.A. did not exist.

      - Interest and other income - The Company owned 143,533 shares of Commerce Bancshares, Inc. common stock at March 31, 2005. The Company received dividend income from ownership of Commerce Bancshares common stock of $34,448 for the three months ended March 31, 2005. The Company owned 136,699 shares at March 31, 2004 and received dividend income of $31,441 for the three months ended March 31, 2004. In addition, excess funds are deposited in Commerce Bank, N.A. Interest income earned on such deposits aggregated $1,406 and $2,388 for the three months ended March 31, 2005 and March 31, 2004, respectively. The dividends paid to the Company are the same as the dividends paid to all shareholders of Commerce Bank. Interest income earned is similar to that earned by other customers of Commerce Bank.

      - Interest expense - The Company has an $18,500,000 line of credit with Commerce Bank, N.A. that has a variable interest rate equal to one and one half percent (1 1/2%) in excess of the Fed Funds rate. At March 31, 2005, $11,779,000 was available under this line of credit, and the interest rate at March 31, 2005 would calculate to be 4.46%. The Line of Credit requires monthly interest payments and matures June 1, 2005. The Company intends to renew this line of credit with Commerce upon expiration. Interest expense for this loan, including letter of credit fees, was $52,669 and $69,499 for the three months ended March 31, 2005 and 2004, respectively. The Company pledged its shares of Commerce common stock, certain real estate and a negative pledge and assignment of rents on the Commerce Tower Building as collateral for the line of credit. The weighted average short term borrowing rate on the line of credit was 3.99% for the three months ended March 31, 2005. The Line of Credit has been extended at market rates and interest expense paid is similar to that paid by other customers of Commerce Bank.

      - The Company had a $2,400,000 construction loan with Commerce Bank, N.A. for the 9th and Walnut Garage with variable interest rate equal to the London Interbank Offered Rate (LIBOR) plus 1.75%. On March 24, 2005 the Company paid the loan in full. The loan required monthly interest payments and would have matured on May 1, 2006. Interest expense for this loan was $23,532 and $17,331 for the three months ended March 31, 2005 and March 31, 2004, respectively. The Company also had a $10,250,000 construction loan with Commerce Bank, N.A. for the development of the Oakbrook apartments with a variable interest rate equal to the LIBOR plus 1.75%. On May 14, 2004 the Company paid the loan in full. The loan required monthly interest payments and would have matured February 18, 2006. Interest expense for this loan for the three months ended March 31, 2004 was $74,019. Interest expense paid on these construction loans is similar to that paid by other customers of Commerce Bank.

      - Included in receivables at March 31, 2005 and 2004 are amounts due from Commerce of $247,033 and $548,610, respectively.

RESULTS OF OPERATIONS

                        THREE MONTHS ENDED MARCH 31, 2005
               COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2004

Results for the three months ended March 31, 2005 reflect net income of $4,724,000, while the comparable three months of 2004 had a net loss of ($530,000). Pre-tax income in 2005 is $7,745,000, which is $8,615,000 greater than the pre-tax loss in 2004 of ($870,000). The increase in pre-tax results is derived from a $8,396,000 increase in Total Revenues and a decrease in expenses (excluding the Provision for Income Taxes) of $219,000.

The $8,396,000 increase in Total Revenues is the result of several factors, including an increase of $326,000 in Interest and Other Income (mostly Non-Related Party), an increase of $7,640,000 in Gain on Sale of Real Estate (Non-Related Party and Related Party), an increase in Total Rent income (Non-Related Party increase greater than Related Party decrease) of $407,000 and an increase in Management and Service Fee Income (Non-Related Party and Related Party) of $23,000.

Interest and Other Income increased by $326,000 mostly due to the fact that 2005 included $315,000 of revenue from a lease buyout in January 2005 from a tenant in the Commerce Tower.

The Gain on Sale of Real Estate increased by $7,640,000 mainly due to the $7,619,000 of gains recorded in 2005. On February 1, 2005, the Company sold the 9221 Quivira Building in Overland Park, Kansas for a net gain of $77,000. On February 28, 2005, the Company sold the 811 Main Building and Garage in Kansas City, Missouri to Commerce Bank, N.A., a related party, and on March 24, 2005, the Company also sold the 9th and Walnut Garage in Kansas City, Missouri to Commerce Bank, N.A. which resulted in a total combined net gain of $7,542,000.

All three properties sold in 2005 were classified on the December 31, 2004 balance sheet as Real Estate Held for Sale.

The increase of $407,000 in Total Rent income includes the following:

      a) Income from the Commerce Tower is up by $189,000 as average occupancy in 2005 is 78% compared to 67% in 2004.

      b) Income from the 9909 Lakeview Warehouse in 2005 is $107,000. The building was vacant in 2004 until June.

      c) Income from the UMB office building in St. Louis is up by $69,000 as average occupancy in 2005 is 100% compared to 76% in 2004.

      d) Income from the Barkley office building is up by $59,000 as average occupancy in 2005 is 100% compared to 91% in 2004.

      e) Income at the apartment complexes is $401,000 greater in 2005 than 2004 mostly because the Oakbrook apartments at New Mark, which were not completed until late 2003, have rental income in 2005 that exceeds 2004 by $279,000 and income from the New Mark Phases I-IV apartments is up by $94,000 as occupancy in 2005 is 94% compared to 75% in 2004.

      f) Income from the One and Two Liberty Plaza office buildings of $39,000 in 2005 represents the rent recorded since the property was purchased on March 2, 2005.

      g) Income from the 811 Main Building and Garage is $401,000 less in 2005 than 2004 because the property was sold on February 28, 2005. Only 2 months rent is recorded in 2005 and associated with the sale the Company in 2005 wrote off as a reduction in rent $102,000 of a straight-line rent receivable. The straight-line rent receivable represented the amount by which accumulated income, which had been recorded equally over the life of the lease, exceeded the actual amount owed by the tenant in the early years of the lease.

Following are comments about the expense decrease of $219,000 (excluding the Provision for Income Taxes).

Maintenance and Repairs expense has decreased by $292,000. The largest factors associated with the decrease include: a) repairs at the 811 Main Building and Garage are $124,000 less in 2005 than 2004 mainly due to the fact that the property was sold on February 28, 2005 and therefore the expense in 2005 is for only two months, b) 2004 includes roof and skylight repairs in preparation for a new tenant of $93,000 at the 9909 Lakeview Warehouse, c) snow removal costs in 2004 exceeded 2005 by $44,000 and d) "make ready" repairs associated with increased leasing of the New Mark Phase I & II apartments in 2004, explains why repairs in 2004 exceeded 2005 by $70,000.

Depreciation and Amortization expense increased by $13,000 as 2005 includes the write-off of $54,000 of amortization that represents the unamortized portion of loan costs associated with three loans paid off in 2005 while 2004 had a comparable write-off of $42,000 associated with the loan refinanced for the Peppertree apartments.

General Administrative and Other expenses increased by $61,000 as 2005 includes $202,000 for a prepayment penalty (calculated at 4.5% of the loan balance) due when the loan for the 811 Main Building and Garage was paid in full while 2004 includes $136,000 for a prepayment penalty (calculated at 5% of the loan balance) when the loan for the Peppertree apartments was refinanced.

The Provision for Income Taxes of $3,021,000 in 2005 is recorded as a deferred income tax because the amount will not be due currently. The gain recognition for tax purposes on the February 28, 2005 sale of the 811 Main Building and Garage is expected to be deferred through a Section 1031 tax-free exchange. The subsequent March 2, 2005 purchase of One and Two Liberty Plaza office buildings was one step in the tax-free exchange process. The Company plans to make an additional future acquisition to complete the full 1031 tax-free exchange.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE
            ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices and interest rates.

The Company has a significant amount of fixed rate debt and believes that the fair value risk is best quantified by considering prepayment penalties associated with the debt. Most prepayment penalties are based upon the difference between the debt's fixed rate and the Treasury note rate that most closely corresponds with the remaining life of the mortgage. The estimated aggregate prepayment penalty on such debt was $7,028,000 at March 31, 2005.

The Company had $6,400,000 of variable rate debt as of March 31, 2005. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $39,000. This debt is not hedged.

The Company owned 143,533 shares of common stock of Commerce Bancshares, Inc. with a fair value of $6,918,290 as of March 31, 2005. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $422,000 effect on comprehensive income.

ITEM 4.     CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005 (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial

Officer have concluded that, as of the Evaluation Date, these controls and procedures are effective. There have been no significant changes in the Company's internal control over financial reporting during the Company's quarter ended March 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
            None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION
            None

ITEM 6.     EXHIBITS

            (a) Exhibits

            Exhibit 3 - Bylaws of the Registrant as amended on April 26, 2005 by the Board of Directors.

            Exhibit 10(a) - Real Estate Purchase Contract dated February 28, 2005 with Ferrellgas L.P. providing for the purchase of two office buildings commonly known as One and Two Liberty Plaza, Liberty, Missouri.

            Exhibit 10(b) - Net Lease dated March 2, 2005 with Ferrellgas L.P. ("Tenant") leasing to Tenant the two office buildings commonly known as One and Two Liberty Plaza, Liberty, Missouri.

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

TOWER PROPERTIES COMPANY

/s/ Thomas R. Willard
-------------------------------------
Thomas R. Willard
President and Chief Executive Officer

/s/ Stanley J. Weber
-------------------------------------
Stanley J. Weber
Chief Financial Officer

Date: May 16, 2005