Form 10-Q
period 2005-06-30
TOWER PROPERTIES CO
filed 2005-08-12
CIK 98827

================================================================================
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   (Mark One)
                    [X] Quarterly report under Section 13 or 15(d) of the
                                  Securities Exchange Act of 1934

                    For Quarter Ended June 30, 2005 or
                    ----------------------------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes X                         No                         .
    ------------------------- ----------------------------

   Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes                           No X                       .
    ------------------------- ----------------------------

   185,053 shares of common stock, $1.00 par value per share, outstanding at July 31, 2005

================================================================================

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                            TOWER PROPERTIES COMPANY
                                 BALANCE SHEETS
                       JUNE 30, 2005 AND DECEMBER 31, 2004

                                                                              (UNAUDITED)
                                                                                 2005                           2004
ASSETS                                                                       -------------                  ------------
Investment in Commercial Properties:
    Rental Property, Net                                                     $  76,633,133                  $ 79,828,578
    Tenant Leasehold Improvements, Net                                           3,270,520                     7,185,281
    Equipment and Furniture, Net                                                 4,336,082                     5,032,808
    Construction in Progress                                                         9,888                       795,459
                                                                             -------------                  ------------
       Commercial Properties, Net                                               84,249,623                    92,842,126

Real Estate Held for Sale                                                       12,502,182                    11,613,583

Cash and Cash Equivalents (Related Party)                                       11,551,617                        29,794
Investment Securities At Fair Value (Related Party)                              7,235,498                     7,201,051
Receivables (Including Related Party)                                            2,743,602                     2,516,768
Income Taxes Recoverable                                                           568,925                       576,425
Prepaid Expenses and Other Assets                                                1,354,776                     1,111,817
                                                                             -------------                  ------------

          TOTAL ASSETS                                                       $ 120,206,223                  $115,891,564
                                                                             =============                  ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:

    Mortgage Notes                                                           $  51,086,800                  $ 57,749,654
    Construction Loans (Related Party)                                                  --                     2,400,000
    Real Estate Bond Issue                                                       6,400,000                     6,400,000
    Lines of Credit (Related Party)                                             10,500,000                     5,533,000
    Accounts Payable and Other Liabilities                                       2,983,791                     2,237,543
    Deferred Income Taxes                                                        8,534,614                     5,800,631
                                                                             -------------                  ------------

          Total Liabilities                                                     79,505,205                    80,120,828

Commitments and Contingencies

Stockholders' Investment:
Preferred Stock, No Par Value
  Authorized 60,000 Shares, None Issued                                                 --                            --
   Common Stock, Par Value $1.00
     Authorized 1,000,000 Shares, Issued
        185,430 Shares                                                             185,430                       185,430
  Paid-In Capital                                                               18,930,733                    18,925,812
  Retained Earnings                                                             17,759,018                    12,861,149
  Accumulated Other Comprehensive Income                                         3,886,896                     3,865,883
                                                                             -------------                  ------------
                                                                                40,762,077                    35,838,274

  Less Treasury Stock, At Cost (377 and

    417 shares in 2005 and 2004, respectively)                                    (61,059)                      (67,538)
                                                                             -------------                  ------------
    Total Stockholders' Investment                                              40,701,018                    35,770,736
                                                                             -------------                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT                               $ 120,206,223                  $115,891,564
                                                                             =============                  ============

The accompanying notes are an integral part of these financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
                                   (UNAUDITED)

                                                                             2005                    2004
                                                                         ------------            -----------
REVENUES
Non-Related Party Revenues:
  Rent                                                                   $ 10,013,169            $ 9,575,005
  Management and Service Fee                                                   28,758                    794
  Gain (Loss) on Disposition of Assets                                         71,053               (20,751)
  Interest and Other Income                                                   430,294                 94,048
                                                                         ------------            -----------
     Total Non-Related Party Revenues                                      10,543,274              9,649,096

Related Party Revenues:
  Rent                                                                        494,038                931,564
  Management and Service Fee                                                  537,742                457,415
  Gain on Sale of Real Estate                                               7,542,307                     --
  Interest and Other Income                                                   103,283                 67,418
                                                                         ------------            -----------
     Total Related Party Revenues                                           8,677,370              1,456,397
                                                                         ------------            -----------

          Total Revenues                                                   19,220,644             11,105,493
                                                                         ------------            -----------

OPERATING EXPENSES

  Operating Expenses                                                        2,064,784              2,220,143
  Maintenance and Repairs                                                   2,049,446              2,768,227
  Depreciation and Amortization                                             2,671,640              2,963,171
  Taxes Other than Income                                                     957,208              1,080,571
  General, Administrative and Other                                         1,356,012              1,283,608
                                                                         ------------            -----------
        Total Operating Expenses                                            9,099,090             10,315,720

INTEREST EXPENSE (Including Related Party)                                  2,092,262              2,174,436
                                                                         ------------            -----------
        Income (Loss) Before Provision  (Benefit) for Income Taxes          8,029,292            (1,384,663)

PROVISION (BENEFIT) FOR INCOME TAXES

    Current                                                                        --              (540,016)
    Deferred                                                                3,131,423                     --
                                                                         ------------            -----------
         Total Provision (Benefit) for Income Taxes                         3,131,423              (540,016)

NET INCOME (LOSS)                                                        $  4,897,869            $ (844,647)
                                                                         ============            ==========

Earnings (Loss) Per Share:
  Basic                                                                  $      26.47            $    (4.67)
                                                                         ============            ==========
  Diluted                                                                $      26.47            $    (4.67)
                                                                         ============            ==========
Weighted Average Common Shares Outstanding:
  Basic                                                                       185,013               180,969
                                                                         ============            ==========
  Diluted                                                                     185,013               180,969
                                                                         ============            ==========

The accompanying notes are an integral part of these statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
           FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
                                   (UNAUDITED)

                                                                                       2005              2004
                                                                                    -----------      -----------
REVENUES
Non-Related Party Revenues:
  Rent                                                                              $ 4,800,539      $ 4,966,988
  Management and Service Fee                                                             18,133              256
  Loss on Disposition of Assets                                                         (6,269)               --
  Interest and Other Income                                                              78,921           66,715
                                                                                    -----------      -----------
     Total Non-Related Party Revenues                                                 4,891,324        5,033,959

Related Party Revenues:
  Rent                                                                                  242,789          482,223
  Management and Service Fee                                                            286,955          219,906
  Interest and Other Income                                                              67,429           33,589
                                                                                    -----------      -----------
     Total Related Party Revenues                                                       597,173          735,718
                                                                                    -----------      -----------

          Total Revenues                                                              5,488,497        5,769,677
                                                                                    -----------      -----------

OPERATING EXPENSES

  Operating Expenses                                                                    996,711        1,112,513
  Maintenance and Repairs                                                               932,710        1,378,634
  Depreciation and Amortization                                                       1,211,029        1,515,546
  Taxes Other than Income                                                               453,207          597,699
  General, Administrative and Other                                                     611,286          580,352
                                                                                    -----------      -----------
        Total Operating Expenses                                                      4,204,943        5,184,744

INTEREST EXPENSE (Including Related Party)                                              999,328        1,100,015
                                                                                    -----------      -----------

        Income (Loss) Before Provision (Benefit) for Income Taxes                       284,226        (515,082)

PROVISION (BENEFIT) FOR INCOME TAXES

    Current                                                                                  --        (200,881)
    Deferred                                                                            110,844               --
                                                                                    -----------      -----------
         Total Provision (Benefit) for Income Taxes                                     110,844        (200,881)

NET INCOME (LOSS)                                                                   $   173,382      $ (314,201)
                                                                                    ===========      ==========

Earnings (Loss) Per Share:
  Basic                                                                             $      0.94      $    (1.70)
                                                                                    ===========      ==========
  Diluted                                                                           $      0.94      $    (1.70)
                                                                                    ===========      ==========
Weighted Average Common Shares Outstanding:
  Basic                                                                                 185,013         184,925
                                                                                    ===========      ==========
  Diluted                                                                               185,013         184,925
                                                                                    ===========      ==========

The accompanying notes are an integral part of these statements.

                            TOWER PROPERTIES COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
       FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
                                   (UNAUDITED)

                                                                           Six Months Ended                Three Months Ended
                                                                        6/30/2005       6/30/2004         6/30/2005       6/30/2004
                                                                      ------------    -------------     -----------    -------------
 NET INCOME (LOSS)                                                    $  4,897,869    $   (844,647)     $   173,382    $   (314,201)

 Unrealized holding gains (losses) on marketable
 equity securities, net of tax expense (benefit) of
 $13,434 and ($163,670), respectively for the six month periods and
 $123,711 and ($93,830), respectively for the three month periods           21,013        (255,996)         193,497        (146,760)
                                                                      ------------    -------------     -----------    -------------

 COMPREHENSIVE INCOME (LOSS)                                          $  4,918,882    $ (1,100,643)     $   366,879    $   (460,961)
                                                                      ============    =============     ===========    =============

The accompanying notes are an integral part of these financial statements.

                            TOWER PROPERTIES COMPANY
                             STATEMENTS OF CASH FLOW
            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
                                   (UNAUDITED)

                                                                                     2005            2004
                                                                               --------------   ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                                           $    4,897,869   $  (844,647)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided by Operating Activities:
       Depreciation                                                                 1,937,729      2,192,735
       Amortization                                                                   733,911        770,436
       (Gain) Loss on Sale of Assets                                              (7,613,360)         20,751
       Treasury Stock Issued to Directors                                              11,400         10,125
     Change in Balance Sheet Accounts, Net:
       Receivables                                                                  (226,834)       (41,309)
       Prepaid Expenses and Other Assets                                            (307,054)        151,557
       Accounts Payable and Other Liabilities                                         746,248        504,377
       Deferred Income Taxes                                                        2,720,549      1,400,000
       Income Taxes Recoverable                                                         7,500    (2,021,103)
       Tax Benefit from Stock Options Exercise                                             --         84,240
                                                                               --------------   ------------
 Net Cash Provided by Operating Activities                                          2,907,958      2,227,162
                                                                               --------------   ------------

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Disposition of Assets                                             19,073,239             --
   Purchases of Equipment & Furniture                                               (817,528)      (231,117)
   Purchases of Rental Property                                                   (4,944,814)      (241,996)
   Purchases of Tenant Leasehold Improvements                                       (303,672)    (1,986,057)
   Purchases of Real Estate Held for Sale                                           (274,282)             --
                                                                               --------------   ------------
 Net Cash Provided by (Used In) Investing Activities                               12,732,943    (2,459,170)
                                                                               --------------   ------------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Principal Payments on Mortgage Notes                                           (6,662,854)    (3,993,261)
   Principal Payments on Construction Loans                                       (2,400,000)   (10,250,000)
   Proceeds from Long Term Borrowings                                                      --     17,000,000
   Net Change in Lines of Credit                                                    4,967,000    (3,910,000)
   Proceeds from Exercise of Stock Options                                                 --      1,328,000
   Deferred Loan Costs                                                               (23,224)      (226,731)
                                                                               --------------   ------------
 Net Cash Used in Financing Activities                                            (4,119,078)       (51,992)
                                                                               --------------   ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              11,521,823      (284,000)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        29,794        321,517
                                                                               --------------   ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $   11,551,617     $   37,517
                                                                               ==============     ==========

The accompanying notes are an integral part of these financial statements.

                            TOWER PROPERTIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2005
                                   (UNAUDITED)

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

2. Interest paid during the six months of 2005 and 2004, amounted to $2,102,778 and $2,130,728, respectively. Of those amounts, interest paid to a related party was $105,879 and $269,364 for the six months ended June 30, 2005 and 2004, respectively. Income taxes paid, net of tax refunds, during the six months ended June 30, 2005 and 2004 amounted to $387,500 and $7,500, respectively.

3. Interest of $4,822 and $7,399 was capitalized during the six months ended June 30, 2005 and 2004, respectively. Interest of $4,822 and $5,671 was capitalized during the three months ended June 30, 2005 and 2004, respectively.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain at June 30, 2005 of $6,371,961 net of tax effects of $2,485,065, or $3,886,896 is reflected as a separate component of stockholders' investment. There was an increase in the net unrealized holding gain for the six months ended June 30, 2005 of $21,013, net of deferred taxes and an increase in the net unrealized holding gain of $193,497, net of deferred taxes, for the three months ended June 30, 2005.

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

The following unaudited pro forma summary combines the results of operations of the Company as if the sales of 9221 Quivira Building, 811 Main Building and Garage, 9th and Walnut Garage, and the purchase of One and Two Liberty Plaza (discussed in footnote No. 5 above) had occurred at the beginning of 2004.

                                                            Unaudited                      Unaudited
                                                     ------------------------       -----------------------
                                                         Six Months Ended              Three Months Ended
                                                     ------------------------       -----------------------
                                                     6/30/2005      6/30/2004       6/30/2005     6/30/2004
                                                     ---------      ---------       ---------     ---------
       Total Revenue                                11,240,704      9,665,606       5,488,497     5,039,082
       Net Income (Loss)                               469,575      (863,617)         198,690     (337,701)
       Basic and Diluted Earnings (Loss) Per
       Share                                              2.54         (4.77)            1.08        (1.83)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations had been combined during the period and is not intended to be a projection of future results.

6.    REAL ESTATE HELD FOR SALE

The Company's real estate held for sale is recorded at cost which does not exceed its estimated realizable value. Revenue is recorded on the sale of real estate when title passes to the buyer and the earnings process is complete. Included in Real Estate Held for Sale at June 30, 2005 is the commercial office building at 911 Main, Kansas City, Missouri ("Commerce Tower") which met the criteria to be recorded as Real Estate Held for Sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Included in Real Estate Held for Sale at December 31, 2004 were the 9221 Quivira office building, the 811 Main building and parking garage, and the 9th and Walnut parking garage, all of which met the criteria to be recorded as Real Estate Held for Sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and all were sold in the first quarter of 2005.

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

      On May 20, 2005 the Company entered into a contract to acquire the 10955 Lowell office building in Overland Park, KS. for $12,500,000, which represented a commitment at June 30, 2005. After an adjustment in the purchase price following the Company's due diligence, on July 1, 2005 the Company acquired the 10955 Lowell office building for $12,350,000, which was funded with cash and a new $9,000,000 mortgage loan.

      On June 21, 2005, the Company signed a commitment letter to finance a 15-year $9,000,000 loan at 5.18% with State Farm. The loan was subsequently funded on July 1, 2005 concurrent with the closing of the purchase of the 10955 Lowell office building.

8.    EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is based upon the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average common and dilutive common equivalent shares outstanding during each period. The Company did not have any dilutive securities outstanding for the six months ended June 30, 2005 and the three months ended June 30, 2004. For the six months ended June 30, 2004 basic and diluted earnings per share are the same because of the net loss for the period. The weighted average common shares outstanding were 185,013 and 180,969 for the six months ended June 30, 2005 and 2004, respectively and 185,013 and 184,925 for the three months ended June 30, 2005 and 2004, respectively.

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

Following is information for each segment for the six months ended June 30, 2005 and 2004:

                                          ------------------------------------------------------------------------------------------
                                                                                June 30, 2005
                                          ------------------------------------------------------------------------------------------
                                            COMMERCIAL                                               CORP., OTHER
                                              OFFICE      APARTMENTS      PARKING     INDUSTRIAL    & ELIMINATIONS       TOTAL
                                          ------------------------------------------------------------------------------------------
REVENUE FROM EXTERNAL CUSTOMERS              $ 5,804,691     3,952,147       242,312       512,394           31,730       10,543,274

REVENUE FROM RELATED PARTY                     7,284,247            --       779,729            --          613,394        8,677,370

INTEREST EXPENSE                                 805,019       975,525        41,933       158,085          111,700        2,092,262

DEPRECIATION AND AMORTIZATION                  1,162,134     1,235,940        28,657       215,011           29,898        2,671,640

SEGMENT INCOME (LOSS) BEFORE TAX               7,900,918     (660,766)       671,504        73,220           44,416        8,029,292

CAPITAL EXPENDITURES BY SEGMENT                6,130,018       193,929         1,814            --           14,535        6,340,296

IDENTIFIABLE SEGMENT ASSETS                   50,392,213    38,969,986     3,876,819     6,939,030       20,028,175      120,206,223


                                          ------------------------------------------------------------------------------------------
                                                                                June 30, 2004
                                          ------------------------------------------------------------------------------------------
                                            COMMERCIAL                                               CORP., OTHER
                                              OFFICE      APARTMENTS      PARKING     INDUSTRIAL    & ELIMINATIONS       TOTAL
                                          ------------------------------------------------------------------------------------------
REVENUE FROM EXTERNAL CUSTOMERS              $ 5,530,358     3,315,867       481,129       321,434              308        9,649,096

REVENUE FROM RELATED PARTY                       725,864            --       205,700            --          524,833        1,456,397

INTEREST EXPENSE                                 949,394       920,004        77,350       166,484           61,204        2,174,436

DEPRECIATION AND AMORTIZATION                  1,265,410     1,306,821       153,129       183,674           54,137        2,963,171

SEGMENT INCOME (LOSS) BEFORE TAX                 295,559   (1,510,900)       (8,566)     (309,699)          148,943      (1,384,663)

CAPITAL EXPENDITURES BY SEGMENT                1,530,509       274,244        72,290       430,320          151,807        2,459,170

IDENTIFIABLE SEGMENT ASSETS                   47,244,666    41,082,981    12,241,859     7,118,725        9,674,739      117,362,970

Following is information for each segment for the three months ended June 30, 2005 and 2004:

                                          ------------------------------------------------------------------------------------------
                                                                                   June 30, 2005
                                          ------------------------------------------------------------------------------------------
                                             COMMERCIAL                                              CORP., OTHER
                                               OFFICE      APARTMENTS     PARKING     INDUSTRIAL    & ELIMINATIONS         TOTAL
                                          ------------------------------------------------------------------------------------------
REVENUE FROM EXTERNAL CUSTOMERS               $ 2,600,798    1,967,529        45,925       256,197            20,875       4,891,324

REVENUE FROM RELATED PARTY                        167,570           --       102,850            --           326,753         597,173

INTEREST EXPENSE                                  392,172      484,721            --        78,497            43,938         999,328

DEPRECIATION AND AMORTIZATION                     443,248      630,232        12,411       108,481            16,657       1,211,029

SEGMENT INCOME (LOSS) BEFORE TAX                  521,225    (359,590)        31,515        33,805            57,271         284,226

CAPITAL EXPENDITURES BY SEGMENT                   244,130      124,491            --            --             3,419         372,040

IDENTIFIABLE SEGMENT ASSETS                    50,392,213   38,969,986     3,876,819     6,939,030        20,028,175     120,206,223


                                          ------------------------------------------------------------------------------------------
                                                                                   June 30, 2004
                                          ------------------------------------------------------------------------------------------
                                             COMMERCIAL                                              CORP., OTHER
                                               OFFICE      APARTMENTS     PARKING     INDUSTRIAL    & ELIMINATIONS         TOTAL
                                          ------------------------------------------------------------------------------------------
REVENUE FROM EXTERNAL CUSTOMERS               $ 2,861,744    1,738,926       258,318       173,325             1,646       5,033,959

REVENUE FROM RELATED PARTY                        379,373           --       102,850            --           253,495         735,718

INTEREST EXPENSE                                  471,586      478,805        35,513        82,737            31,374       1,100,015

DEPRECIATION AND AMORTIZATION                     653,224      648,234        80,310        98,022            35,756       1,515,546

SEGMENT INCOME (LOSS) BEFORE TAX                  227,963    (617,679)       (7,981)      (86,218)          (31,167)       (515,082)

CAPITAL EXPENDITURES BY SEGMENT                 1,001,681      124,099            --       366,147           150,473       1,642,400

IDENTIFIABLE SEGMENT ASSETS                    47,244,666   41,082,981    12,241,859     7,118,725         9,674,739     117,362,970

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse, a warehouse/office facility, automobile parking lots, and garages and land held for future sale or development. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and two lines of credit with Commerce Bank, N.A. The lines of credit consist of a $10,500,000 loan ("Commerce Tower Loan") and a $13,500,000 loan ("Line of Credit"). These lines of credit were initiated on May 16, 2005 and replaced an $18,500,000 line of credit with Commerce Bank, NA. The combined collateral associated with the two new lines of credit is the same collateral that was previously associated with the $18,500,000 line of credit. The $10,500,000 Commerce Tower Loan is collateralized by a negative pledge of rents from the Commerce Tower Building. At June 30, 2005, the full $10,500,000 was outstanding under the Commerce Tower Loan. The Line of Credit is collateralized by 143,533 shares of Commerce Bancshares, Inc. common stock and certain real estate owned in Downtown Kansas City, MO. The $13,500,000 Line of Credit has been utilized by issuing a $6,656,000 letter of credit to back a low rate Industrial Revenue Bond and a $65,000 letter of credit required by the Company's mortgage on the Hillsborough apartment complex. At June 30, 2005, the Company had no outstanding borrowings on the Line of Credit. The Company had $6,779,000 available under the Line of Credit at June 30, 2005. Both the Commerce Tower Loan and the Line of Credit have been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize off-balance sheet financing or leasing transactions.

CASH PROVIDED BY OPERATING ACTIVITIES for the six months ended June 30, 2005 was $2,908,000, compared to $2,227,000 for the six months ended June 30, 2004. The $681,000 increase in cash provided by operating activities is mainly due to improved cash flow from operations (defined as net income plus depreciation and amortization) at the Commerce Tower Building ($421,000), 9909 Lakeview Warehouse ($266,000), Oakbrook Apartments ($188,000), and the New Mark Phases I-IV Apartments ($126,000), less a $409,000 combined decrease in cash flow from operations from the 811 Main Building and Garage and the 9th and Walnut Garage, which were sold on February 28, 2005 and March 24, 2005, respectively, plus $110,000 in cash flow from operations from the One and Two Liberty Plaza buildings which were purchased on March 2, 2005. Included in the increase from the Commerce Tower Building is a $315,000 lease buyout from a tenant in January 2005.

INVESTING ACTIVITIES PROVIDED $12,733,000 of cash in the six months ended June 30, 2005 as $19,073,000 of proceeds after commissions and closing costs were received upon the sales of: a) 9221 Quivira office building on February 1, 2005 for $1,092,000, b) 811 Main Building and Garage on February 28,2005 for $10,739,000, and c) 9th and Walnut Garage on March 24, 2005 for $7,242,000,
which were partially offset by capital expenditures of $6,340,000. The largest capital expenditure was the purchase of two 2-story office buildings in Liberty, MO on March 2, 2005 for $5,500,000.

FINANCING ACTIVITIES utilized $4,119,000 in the six months ended June 30, 2005. Activity in 2005 included $5,348,000 of mortgage notes pay offs upon the sales of properties and $1,315,000 of normal monthly payments on other mortgage notes totaling $6,663,000 of principal payments on Mortgage Notes. On February 1, 2005, upon the sale of the 9221 Quivira office building, the Company paid off a mortgage note that had an outstanding balance of $853,000. On February 28, 2005, upon the sale of the 811 Main Building and Garage, the Company paid off a mortgage note that had an outstanding balance of $4,495,000 and paid a 4.5% prepayment penalty of $202,000.

Activity in 2005 also includes $2,400,000 of principal payments on Construction Loans. On March 24, 2005, upon the sale of the 9th and Walnut Garage, the Company paid off the $2,400,000 construction loan with Commerce Bank, N.A.

The Commerce Tower Loan, which originated on May 16, 2005, had an outstanding balance of $10,500,000 at June 30, 2005.

The $13,500,000 Line of Credit had no outstanding balance at June 30, 2005, while the previous $18,500,000 line of credit had an outstanding balance of $5,533,000 at December 31, 2004. When comparing these loans the decrease is due to the $5,623,000 of net cash received in connection with the sales of 9221 Quivira office building, 811 Main Building and Garage, and the 9th and Walnut Garage along with the purchase of One and Two Liberty Plaza buildings in Liberty, Missouri. The sales proceeds of $19,073,000 were used to pay off mortgage and construction loans of $7,748,000 and to pay a pre-payment penalty of $202,000, leaving net cash received from the three sales of $11,123,000. Of that amount, $5,500,000 was utilized to purchase One and Two Liberty Plaza in Liberty, Missouri, with the remaining $5,623,000 utilized primarily to pay-down the previous line of credit.

Management believes that the Company's current combination of liquidity, capital resources and borrowing capabilities will be adequate for its existing operations during fiscal 2005. The Company did not experience liquidity problems during the six months ended June 30, 2005. The Company does not anticipate any deficiencies in meeting its liquidity needs. The cash on hand and the availability of $6,779,000 under the $13,500,000 Line of Credit along with cash provided from operations will give the Company adequate resources to meet the Company's cash requirements during 2005. If necessary, the Company has adequate resources to collateralize additional financing. The Company had cash on hand of $11,522,000 at June 30, 2005.

The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

On May 20, 2005 the Company entered into a contract to acquire the 10955 Lowell office building in Overland Park, KS. for $12,500,000, which represented a commitment at June 30, 2005. After an adjustment in the purchase price following the Company's due diligence, on July 1, 2005 the Company acquired the 10955 Lowell office building for $12,350,000, which was funded with cash and a new $9,000,000 mortgage loan.

There have been no other material changes to the Registrant's contractual cash obligations and other commercial commitments from amounts disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004, except for the $7,748,000 of loan payoffs, discussed above, associated with the sales of the 9221 Quivira office building, 811 Main Building and Garage and the 9th and Walnut Garage, which are no longer contractual cash obligations at June 30, 2005.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from two sources: 1) rent from leases of real property, and 2) management and service fees from real property leased and managed. Rental revenue is recognized on a straight-line basis over the term of individual non-cancellable operating leases. The recognition of scheduled rent increases on a straight-line basis results in the recognition of receivables from tenants. Such receivables were $1,992,000 and $1,691,000 at June 30, 2005 and December 31, 2004, respectively. Lease agreements generally do not provide for contingent rents. If amounts are received from tenants upon early termination of leases, the amounts are recorded when received as a reduction of lease receivables to the extent there is an associated straight-line rent receivable, with the remainder recorded as income. Management and service fees are recognized as a percentage of revenues on managed properties as earned over the terms of the related management agreements.

Impairment of Long-Lived Assets

The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company assesses the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to expected projected future operating results; significant changes in the manner of the use of the assets; and significant adverse industry or market economic trends. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeded its estimated future cash flows, an impairment charge would be recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the balance sheet as held for sale and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

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

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce Bancshares, Inc. and its subsidiaries (Commerce). The Company had the following transactions with Commerce:
   - Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases for the six months ended June 30, 2005 and 2004 was $494,038 and $931,564, respectively. Total rental income for the three months ended June 30, 2005 and 2004 was $242,789 and $482,223, respectively. The rental income of $494,038 for the six months ended June 30, 2005 is a net amount and includes a $102,182 write-off of a straight-line rent receivable associated with a lease with Commerce Bank as a tenant of 811 Main which was recorded when the 811 Main Building and Garage was sold on February 28, 2005. Such leases contain lease rates and other provisions similar to those of leases with unrelated parties.
   - Management and Service fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company has been overseeing the construction of an office building in Wichita, Kansas owned by Commerce. Total fees earned under these property and construction management agreements were $467,234 and $437,290 for the six months ended June 30, 2005 and 2004, respectively. Total fees earned for property and construction management agreements were $250,410 and $217,110 for the three months ended June 30, 2005 and 2004, respectively. The Company earns lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these lease commission arrangements were $70,148 and $19,825 for the six months ended June 30, 2005 and 2004, respectively. Total fees earned for lease commission arrangements were $36,305 and $2,616 for the three months ended June 30, 2005 and 2004, respectively. The Company may also earn income from consulting fee services. Total fees earned for consulting services were $360 and $300 for the six months ended June 30, 2005 and 2004, respectively. Total fees earned for consulting services were $240 and $180 for the three months ended June 30, 2005 and 2004, respectively. The Company provides similar services to unrelated parties and revenues earned under these arrangements are similar to those earned from other unrelated parties.
   - Gain on Sale of Real Estate - On February 28, 2005, the Company sold the 811 Main Building and Garage in Kansas City, Missouri, which was classified on the December 31, 2004 balance sheet as real estate held for sale, to Commerce Bank, N.A. The sales price was $10,750,000. On March 24, 2005, the Company sold the 9th and Walnut Garage in Kansas City, Missouri, which was classified on the December 31, 2004 balance sheet as real estate held for sale, to Commerce Bank, N.A. The sales price was $7,250,000. The sales of the 811 Main Building and Garage and the 9th and Walnut Garage to Commerce Bank, N.A., a related party, had a total combined sales price of $18,000,000 and resulted in a combined net gain of $7,542,307. The sales were made at market rates and management believes the Company could have obtained similar contract terms if the Company's relationship with Commerce Bank, N.A. did not exist.
   - Interest and other income - The Company owned 143,533 shares of Commerce Bancshares, Inc. common stock at June 30, 2005. The Company received dividend income from ownership of Commerce Bancshares common stock of $68,896 for the six months ended June 30, 2005 and $34,448 for the three months ended June 30, 2005. The Company owned 136,699 shares at June 30, 2004 and received dividend income of $62,882 for the six months ended June 30, 2004 and $31,441 for the three months ended June 30, 2004. In addition, excess funds are deposited in Commerce Bank, N.A. Interest income earned on such deposits aggregated $34,387 and $4,536 for the six months ended June 30, 2005 and June 30, 2004, respectively, and $32,981 and $2,148 for the three months ended June 30, 2005 and June 30, 2004, respectively. The Company believes that the rates of interest paid by Commerce Bank, N.A. and dividends paid by Commerce Bancshares are similar to those paid to other depositors and stockholders.
   - Interest expense - The Company had an $18,500,000 line of credit with Commerce Bank, N.A., which was replaced on May 16, 2005 by two lines of credit (a $10,500,000 line "Commerce Tower Loan" and a $13,500,000 line "Line of Credit") with Commerce Bank, N.A. All these loans carry a variable interest rate equal to one and one half percent (1 1/2%) in excess of the Fed Funds rate. At June 30, 2005, the $10,500,000 Commerce Tower Loan was fully drawn, and the interest rate was 4.85%. This line requires monthly interest payments and expires June 1, 2006. The Company intends to pay off this line of credit when the Commerce Tower Building is sold. The collateral for this line of credit is a negative pledge and assignment of rents from the Commerce Tower Building. At June 30, 2005, $6,779,000 was available under the $13,500,000 Line of Credit, and the interest rate would calculate to be 4.85%. This line requires monthly interest payments and expires June 1, 2006. The Company intends to renew this line of credit with Commerce upon expiration. The Company pledged its shares of Commerce common stock and certain real estate owned in Downtown Kansas City, MO. as collateral for the Line of Credit. Interest expense for these loans, including letter of credit fees, was $107,544 and $120,271 for the six months ended June 30, 2005 and 2004, respectively. Interest expense for these loans, including letter of credit fees, for the three months ended June 30, 2005 and 2004 was $54,875 and 50,772, respectively. The weighted average short term borrowing rate on these lines of credit was 4.13% for the six months ended June 30, 2005. The Company believes that both the Commerce Tower Loan and the Line of Credit have been extended at market rates and that the interest expense paid is similar to that paid by other customers of Commerce Bank.
   - The Company had a $2,400,000 construction loan with Commerce Bank, N.A. for the 9th and Walnut Garage with variable interest rate equal to the London Interbank Offered Rate (LIBOR) plus 1.75%. On March 24, 2005 the Company paid the loan in full. The loan required monthly interest payments and would have matured on May 1, 2006. Interest expense for this loan was $23,532 and $34,651 for the six months ended June 30, 2005 and June 30, 2004, respectively. Interest expense for this loan was $17,320 for the three months ended June 30, 2004. The Company also had a $10,250,000 construction loan with Commerce Bank, N.A. for the development of the Oakbrook apartments with a variable interest rate equal to the LIBOR plus 1.75%. On May 14, 2004 the Company paid the loan in full. The loan required monthly interest payments and would have matured February 18, 2006. Interest expense for this loan for the six months ended June 30, 2004 was $108,827 and for the three months ended June 30, 2004 was $34,808. The Company believes that the rate of interest paid on these construction loans was similar to that paid by other customers of Commerce Bank, N.A.
   - Included in receivables at June 30, 2005 and 2004 are amounts due from Commerce of $288,186 and $462,993, respectively.

RESULTS OF OPERATIONS

                         SIX MONTHS ENDED JUNE 30, 2005
                COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2004

Results for the six months ended June 30, 2005 reflect net income of $4,898,000, while the comparable six months of 2004 had a net loss of ($845,000). Pre-tax income in 2005 is $8,029,000, which is $9,414,000 greater than the pre-tax loss in 2004 of ($1,385,000). The increase in pre-tax results is derived from a $8,115,000 increase in Total Revenues and a decrease in expenses (excluding the Provision for Income Taxes) of $1,299,000.

The $8,115,000 increase in Total Revenues is the result of several factors, including an increase of $372,000 in Interest and Other Income (mostly Non-Related Party), an increase of $7,634,000 in Gain on Sale of Real Estate (Non-Related Party and Related Party), and an increase in Management and Service Fee Income (Non-Related Party and Related Party) of $109,000. Total Rent income in 2005 is the same as 2004 as the increase in Non-Related Party income of $166,000 is offset by the decrease in Related Party income.

Interest and Other Income increased by $372,000 mostly due to the fact that 2005 included $315,000 of revenue from a lease buyout in January 2005 from a tenant in the Commerce Tower and $41,000 from a lease buyout in June 2005 from a tenant in the Barkley office building.

The Gain on Sale of Real Estate increased by $7,634,000 mainly due to the $7,619,000 of gains recorded from three transactions in 2005. On February 1, 2005, the Company sold the 9221 Quivira Building in Overland Park, Kansas for a net gain of $77,000. On February 28, 2005, the Company sold the 811 Main Building and Garage in Kansas City, Missouri to Commerce Bank, N.A., a related party, and on March 24, 2005, the Company also sold the 9th and Walnut Garage in Kansas City, Missouri to Commerce Bank, N.A. which resulted in a total combined net gain of $7,542,000. All three of these properties sold in 2005 were classified on the December 31, 2004 balance sheet as Real Estate Held for Sale.

The Management and Service Fee Income increased by $109,000 partially due to increases in property and construction management and lease commissions earned from Commerce Bank of $33,000 and $50,000, respectively. Also, in 2005 the Company began a construction management consulting arrangement with a customer building a new hotel near the Plaza in Kansas City, MO, and as a result $29,000 of income has been earned in 2005.

Total Rent income activity includes the following:

   a) Income from the Commerce Tower is up by $89,000 as average occupancy in 2005 is 77% compared to 70% in 2004.
   b) The 9909 Lakeview Warehouse, which was vacant until June 2004, has rental income in 2005 that exceeds 2004 by $189,000.
   c) Income from the UMB office building in St. Louis is up by $142,000 as average occupancy in 2005 is 100% compared to 79% in 2004.
   d) Income from the Barkley office building is up by $40,000 as average occupancy in 2005 is 100% compared to 94% in 2004.
   e) Income at the apartment complexes is $621,000 greater in 2005 than 2004 as all apartment complexes have experienced increased income. The largest increases were at the Oakbrook apartments at New Mark, which were not completed until late 2003, where rental income in 2005 exceeds 2004 by $427,000 and from the New Mark Phases I-IV apartments where income is up by $110,000 as occupancy in 2005 is 91% compared to 84% in 2004.
   f) Income from the One and Two Liberty Plaza office buildings of $158,000 in 2005 represents the rent recorded since the property was purchased on March 2, 2005.
   g) Income from the 811 Main Building and Garage is $1,188,000 less in 2005 than 2004 because the property was sold on February 28, 2005. Only 2 months rent is recorded in 2005 and associated with the sale, the Company in 2005 wrote off as a reduction in rent $102,000 of a straight-line rent receivable.

Expenses decreased $1,299,000 (excluding the Provision for Income Taxes) versus the prior year.

Operating expenses decreased by $155,000 mostly because the expenses from the 811 Main Building and Garage are $132,000 less in 2005 than 2004 as the property was sold on February 28, 2005. Salaries and benefits associated with 811 Main decreased by $44,000 and utilities expense decreased by $88,000.

Maintenance and Repairs expense has decreased by $719,000. The largest factors associated with the decrease include: a) repairs at the 811 Main Building and Garage are $345,000 less in 2005 than 2004 mainly due to the fact that the property was sold on February 28, 2005 and therefore the expense in 2005 is for only two months, b) repairs at the Commerce Tower office building are $281,000 less in 2005 than 2004 due to fewer "make ready" repairs associated with major tenant improvements in 2005 than in 2004, c) 2004 included roof and skylight repairs in preparation for a new tenant of $115,000 at the 9909 Lakeview Warehouse, d) snow removal costs in 2004 exceeded 2005 by $45,000, e) "make ready" repairs associated with increased leasing of the New

Mark Phase I & II apartments in 2004 explains why repairs for that complex in 2004 exceeded 2005 by $97,000, and f) repairs at the Oakbrook apartments in 2005 exceeded 2004 by $80,000.

Depreciation and Amortization expense has decreased by $292,000. The largest factors associated with the decrease include: a) depreciation and amortization expense associated with the Commerce Tower office building was suspended on March 31, 2005 when it met the criteria to be recorded as Real Estate Held for Sale in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Therefore, only three months of expense have been recorded in 2005 resulting in $182,000 less depreciation and amortization in 2005 than in 2004, b) the 9th and Walnut Garage, which was sold on March 24, 2005, has $106,000 less expense in 2005 than in 2004, and c) 2005 includes the write-off of $54,000 of amortization that represents the unamortized portion of loan costs associated with three loans paid off in 2005 while 2004 had a comparable write-off of $42,000 associated with the loan refinanced for the Peppertree apartments.

Taxes Other than Income expense has decreased by $123,000 in large part due to the fact that property taxes at the 811 Main Building and Garage and the 9th and Walnut Garage are $66,000 and $24,000 less in 2005 than 2004, respectively, because the 2005 expense is for only a partial year as the properties were sold on February 28, 2005 and March 24, 2005, respectively.

General Administrative and Other expenses increased by $72,000 as 2005 includes $202,000 for a prepayment penalty (calculated at 4.5% of the loan balance) due when the loan for the 811 Main Building and Garage was paid in full while 2004 includes $136,000 for a prepayment penalty (calculated at 5% of the loan balance) when the loan for the Peppertree apartments was refinanced. There has been a decrease in property and liability insurance expense of $118,000 mostly due to improved rates. Also, in 2005 the Company has incurred $152,000 of expense from professional fees associated with the Board of Directors actively considering the possibility of authorizing the Company to initiate a transaction to purchase shares of Company common stock from the holders of less than 100 shares, or the holders of a lower number of shares to be determined, with the goal of causing the number of record holders to be less than 300 (a so called "going private transaction"). A going private transaction would eliminate requirements that the Company file reports with the U. S. Securities Exchange Commission and most of the other requirements imposed on the Company by the Sarbanes-Oxley Act of 2002. The Board of Directors believes that a going private transaction would have the potential to produce significant cost savings to the Company, as well as to allow management to devote greater time and attention to running the business. The Board of Directors has appointed a special committee of independent directors to represent the interests of the Company's shareholders who are not affiliated with the Company's directors, executive officers or beneficial owners of 10% or more of the Company's outstanding shares (the "Unaffiliated Shareholders") in connection with any going private transaction which may be initiated by the Company, in order to ensure that such transaction is procedurally and substantially fair to the Unaffiliated Shareholders. The special committee is authorized to negotiate with the Company the price, terms and conditions of any such transaction or other alternative transactions deemed by the special committee to be fair to the Unaffiliated Shareholders. The special committee has engaged independent legal counsel and financial advisors to assist it in evaluating any such transaction. The Board of Directors has made no decision as to the manner or timing of seeking to go private, and has not determined the price that might be offered for shares of Company common stock. No negotiations have taken place between the Board and the special committee concerning the price, terms and conditions of any such transaction. Accordingly, there can be no assurance that the Company will proceed with such a transaction and no reliance should be placed on the possibility that any such transaction would be initiated or consummated.

The Provision for Income Taxes of $3,131,000 in 2005 is recorded as deferred income taxes because the amount will not be due currently. The gain recognition for tax purposes on the February 28, 2005 sale of the 811 Main Building and Garage will be deferred through a Section 1031 tax-free exchange. The subsequent March 2, 2005 purchase of One and Two Liberty Plaza office buildings was one step in the tax-free exchange process. The Company made a subsequent acquisition of the 10955 Lowell office building on July 1, 2005 to complete the full 1031 tax-free exchange.

                        THREE MONTHS ENDED JUNE 30, 2005
               COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2004

Results for the three months ended June 30, 2005 reflect net income of $173,000, while the comparable three months of 2004 had a net loss of ($314,000). Pre-tax income in 2005 is $284,000, which is $799,000 greater than the pre-tax loss in 2004 of ($515,000). The increase in pre-tax results is derived from a $281,000 decrease in Total Revenues, which was more than offset by a decrease in expenses (excluding the Provision for Income Taxes) of $1,080,000.

The $281,000 decrease in Total Revenues is the net of several factors, including a decrease in Total Rent income (both Non-Related Party and Related Party) of $406,000, which is offset slightly by increases of $85,000 in Management and Service Fee Income (mostly Related Party) and $46,000 in Interest and Other Income (both Non-Related Party and Related Party).

The $85,000 increase in Management and Service Fee income is partially due to increases in property and construction management and lease commissions earned from Commerce Bank of $33,000 and $34,000, respectively. Also, in 2005 the Company recorded $17,000 of construction management fees associated with a new hotel being built by a customer near the Plaza in Kansas City, MO.

There was a $46,000 increase in Interest and Other Income. Included in 2005 is a $41,000 lease buyout in June 2005 from a tenant in the Barkley office building, while 2004 included $38,000 of income from tax increment financing at the 9th & Walnut Garage. Related Party Interest Income in 2005 is $31,000 greater than 2004 because in 2005 there were significant amounts of excess cash from sales of properties invested in overnight accounts, while in 2004 little cash was invested in overnight accounts.

The decrease of $406,000 in Total Rent income includes the following:

   a) Income from the UMB office building in St. Louis is up by $73,000 as average occupancy in 2005 is 100% compared to 82% in 2004.
   b) The 9909 Lakeview Warehouse, which was vacant until mid-June 2004, has rental income in 2005 that exceeds 2004 by $82,000.
   c) The Oakbrook apartments at New Mark, which were not completed until late 2003, generated rental income in 2005 that exceeds 2004 by $148,000.
   d) Income from the One and Two Liberty Plaza office buildings, which were purchased on March 2, 2005, was $118,000.
   e) Income from the 811 Main Building and Garage is $787,000 less in 2005 than 2004 because there is no rent recorded in 2005 as the property was sold on February 28, 2005.

Expenses decreased $1,080,000 (excluding the Provision for Income Taxes) versus the prior year.

Operating expenses decreased by $116,000 mostly because the expenses from the 811 Main Building and Garage are $90,000 less in 2005 than 2004 as the property was sold on February 28, 2005. Salaries and benefits associated with 811 Main decreased by $31,000 and utilities expense decreased by $59,000.

Maintenance and Repairs expense has decreased by $446,000. The largest factors associated with the decrease include: a) repairs at the 811 Main Building and Garage are $220,000 less in 2005 than 2004 mainly due to the fact that the property was sold on February 28, 2005 and therefore there is no expense in 2005, b) repairs at the Commerce Tower office building are $230,000 less in 2005 than 2004 due to fewer "make ready" repairs associated with major tenant improvements in 2005 than in 2004, c) snow removal costs in 2004 exceeded 2005 by $45,000, d) "make ready" repairs associated with increased leasing of the New Mark Phase I & II apartments in 2004 explains why repairs for that complex in 2004 exceeded 2005 by $29,000, and e) repairs at the Oakbrook apartments in 2005 exceeded 2004 by $31,000.

Depreciation and Amortization expense has decreased by $304,000. The largest factors associated with the decrease include: a) depreciation and amortization expense associated with the Commerce Tower office building was suspended on March 31, 2005 when it met the criteria to be recorded as Real Estate Held for Sale in accordance with SFAS No. 144 "Accounting for the Impairment of Disposal of Long-Lived Assets". Therefore, no expense has been recorded in 2005, which explains why depreciation and amortization in 2005 is $244,000 less than in 2004, and b) the 9th and Walnut Garage, which sold on March 24, 2005, has $59,000 less expense in 2005 than in 2004.

Taxes Other than Income expense has decreased by $144,000 in large part due to the fact that property taxes at the 811 Main Building and Garage and the 9th and Walnut Garage are $49,000 and $35,000 less in 2005 than 2004, respectively, because there is no 2005 expense as the properties were sold on February 28, 2005 and March 24, 2005, respectively. Also, property tax expense booked in 2004 for the Oakbrook apartments at New Mark exceeds the 2005 expense by $53,000 because the 2004 expense includes accruals based upon an initial tax assessment value that was later adjusted downward. Note, the 2004 amount recorded in the quarter ended June 30, 2004 was later adjusted by reducing the expense for the quarter ended September 30, 2004.

General Administrative and Other expenses increased by $31,000 due mainly to the net of two factors. In 2005 the Company has incurred $117,000 of expense from professional fees associated with the Board of Directors actively considering the possibility of authorizing the Company to initiate a transaction to purchase shares of Company common stock from the holders of less than 100 shares, or the holders of a lower number of shares to be determined, with the goal of causing the number of record holders to be less than 300 (a so called "going private transaction"). Partially offsetting this increase there has been a decrease in property and liability insurance expense of $87,000 mostly due to improved rates.

Interest expense decreased by $101,000 because the average outstanding debt in 2004 is greater than 2005, basically due to the debt payoffs in 2005 totaling $7,748,000 related to the sales of properties which reduced the outstanding debt in 2005.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
         ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices and interest rates.

The Company has a significant amount of fixed rate debt and believes that the fair value risk is best quantified by considering prepayment penalties associated with the debt. Most prepayment penalties are based upon the difference between the debt's fixed rate and the Treasury note rate that most closely corresponds with the remaining life of the mortgage. The estimated aggregate prepayment penalty on such debt was $8,635,000 at June 30, 2005.

The Company had $16,900,000 of variable rate debt as of June 30, 2005. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $103,000. This debt is not hedged.

The Company owned 143,533 shares of common stock of Commerce Bancshares, Inc. with a fair value of $7,235,000 as of June 30, 2005. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $441,000 effect on comprehensive income.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005 (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, these controls and procedures are effective. There have been no significant changes in the Company's internal control over financial reporting during the Company's quarter ended June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 2.  CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
         PURCHASES OF EQUITY SECURITIES
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 11, 2005, the Company held its annual meeting of stockholders to elect two directors of the Company to serve until the annual stockholders meeting in 2008 and to transact such other business as may properly come before the meeting or any adjournment thereof. The results of the meeting were as follows:

         James M. Kemper, Jr. was elected to serve as a director of the Company with 166,386 votes for and 6,829 votes withheld.

         William E. Quirk was elected to serve as a director of the Company with 170,456 votes for and 2,759 votes withheld.

ITEM 5.  OTHER INFORMATION
         None

ITEM 6.  EXHIBITS

         (a) Exhibits

         Exhibit 10(a) - Real Estate Purchase Contract dated May 20, 2005 with 10955 Lowell Investors LLC providing for the purchase of an office building commonly known as Building 20, 10955 Lowell, Overland Park, Kansas.

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

Date:  August 12, 2005