Form 10-Q
period 2005-09-30
TOWER PROPERTIES CO
filed 2005-11-14
CIK 98827

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                     For Quarter Ended September 30, 2005 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the transition period from ______ to ______

                         Commission File Number 0-18261

                            TOWER PROPERTIES COMPANY
             (Exact name of registrant as specified in its charter)

        Missouri                                           (43-1529759)
(State of incorporation)                       (IRS Employer Identification No.)

Suite 100, 911 Main Street, Kansas City, Missouri               64105
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

Yes   X     No      .
    -----      -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes         No   X  .
    -----      -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 b-2 of the Exchange Act).

Yes         No   X  .
    -----      -----

     185,053 shares of common stock, $1.00 par value per share, outstanding at October 31, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                            TOWER PROPERTIES COMPANY
                                 BALANCE SHEETS
                    SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

                                                       (UNAUDITED)
                                                          2005           2004
                                                      ------------   ------------
ASSETS
Investment in Commercial Properties:
   Rental Property, Net                               $ 93,704,757   $ 79,828,578
   Tenant Leasehold Improvements, Net                    7,362,833      7,185,281
   Equipment and Furniture, Net                          5,476,093      5,032,808
   Construction in Progress                                341,256        795,459
                                                      ------------   ------------
      Commercial Properties, Net                       106,884,939     92,842,126

Real Estate Held for Sale                                  156,717     11,613,583

Cash and Cash Equivalents (Related Party)                   59,483         29,794
Investment Securities At Fair Value (Related Party)      7,389,078      7,201,051
Receivables (Including Related Party)                    2,991,612      2,516,768
Income Taxes Recoverable                                   513,202        576,425
Prepaid Expenses and Other Assets                        1,392,090      1,111,817
Intangible Asset-Acquired In-Place Leases Value            375,000             --
Intangible Asset-Acquired Above-Market Leases              329,500             --
                                                      ------------   ------------
      TOTAL ASSETS                                    $120,091,621   $115,891,564
                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Liabilities:
   Mortgage Notes                                     $ 59,445,812   $ 57,749,654
   Construction Loans (Related Party)                           --      2,400,000
   Real Estate Bond Issue                                6,400,000      6,400,000
   Lines of Credit (Related Party)                       1,505,000      5,533,000
   Accounts Payable and Other Liabilities                3,651,478      2,237,543
   Deferred Income Taxes                                 8,415,937      5,800,631
                                                      ------------   ------------
      Total Liabilities                                 79,418,227     80,120,828

Commitments and Contingencies

Stockholders' Investment:
Preferred Stock, No Par Value
   Authorized 60,000 Shares, None Issued                        --             --
   Common Stock, Par Value $1.00
      Authorized 1,000,000 Shares, Issued
         185,430 Shares                                    185,430        185,430
   Paid-In Capital                                      18,930,733     18,925,812
   Retained Earnings                                    17,637,710     12,861,149
   Accumulated Other Comprehensive Income                3,980,580      3,865,883
                                                      ------------   ------------
                                                        40,734,453     35,838,274
   Less Treasury Stock, At Cost (377 and
      417 shares in 2005 and 2004, respectively            (61,059)       (67,538)
                                                      ------------   ------------
      Total Stockholders' Investment                    40,673,394     35,770,736
                                                      ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' INVESTMENT        $120,091,621   $115,891,564
                                                      ============   ============

The accompanying notes are an integral part of these financial statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                          2005          2004
                                                      -----------   ------------
REVENUES
Non-Related Party Revenues:
   Rent                                               $15,439,378   $14,874,815
   Management and Service Fee                              46,396         3,182
   Gain (Loss) on Disposition of Assets                    44,761       (20,751)
   Interest and Other Income                              460,812       611,200
                                                      -----------   -----------
      Total Non-Related Party Revenues                 15,991,347    15,468,446

Related Party Revenues:
   Rent                                                   733,221     1,421,190
   Management and Service Fee                             756,720       700,146
   Gain on Sale of Real Estate                          7,542,307            --
   Interest and Other Income                              170,194       101,104
                                                      -----------   -----------
      Total Related Party Revenues                      9,202,442     2,222,440
                                                      -----------   -----------
         Total Revenues                                25,193,789    17,690,886
                                                      -----------   -----------

OPERATING EXPENSES
   Operating Expenses                                   3,216,709     3,382,652
   Maintenance and Repairs                              3,037,645     4,285,729
   Depreciation and Amortization                        4,517,361     4,490,656
   Taxes Other than Income                              1,490,563     1,572,872
   General, Administrative and Other                    1,856,244     1,791,920
                                                      -----------   -----------
         Total Operating Expenses                      14,118,522    15,523,829

INTEREST EXPENSE (Including Related Party)              3,244,837     3,324,901
                                                      -----------   -----------
         Income (Loss) Before Provision (Benefit)
            for Income Taxes                            7,830,430    (1,157,844)

PROVISION (BENEFIT) FOR INCOME TAXES
      Current                                             511,893      (451,559)
      Deferred                                          2,541,976            --
                                                      -----------   -----------
         Total Provision (Benefit) for Income Taxes     3,053,869      (451,559)

NET INCOME (LOSS)                                     $ 4,776,561   $  (706,285)
                                                      ===========   ===========
Earnings (Loss) Per Share:
   Basic                                              $     25.82   $     (3.87)
                                                      ===========   ===========
   Diluted                                            $     25.82   $     (3.87)
                                                      ===========   ===========
Weighted Average Common Shares Outstanding:
   Basic                                                  185,027       182,312
                                                      ===========   ===========
   Diluted                                                185,027       182,312
                                                      ===========   ===========

The accompanying notes are an integral part of these statements.

                            TOWER PROPERTIES COMPANY
                              STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                        2005         2004
                                                                     ----------   ----------
REVENUES
Non-Related Party Revenues:
   Rent                                                              $5,426,209   $5,299,810
   Management and Service Fee                                            17,638        2,388
   Loss on Disposition of Assets                                        (26,292)          --
   Interest and Other Income                                             30,518      517,152
                                                                     ----------   ----------
      Total Non-Related Party Revenues                                5,448,073    5,819,350

Related Party Revenues:
   Rent                                                                 239,183      489,626
   Management and Service Fee                                           218,978      242,731
   Interest and Other Income                                             66,911       33,686
                                                                     ----------   ----------
      Total Related Party Revenues                                      525,072      766,043
                                                                     ----------   ----------
         Total Revenues                                               5,973,145    6,585,393
                                                                     ----------   ----------

OPERATING EXPENSES
   Operating Expenses                                                 1,151,925    1,162,509
   Maintenance and Repairs                                              988,199    1,517,502
   Depreciation and Amortization                                      1,845,721    1,527,485
   Taxes Other than Income                                              533,355      492,301
   General, Administrative and Other                                    500,232      508,312
                                                                     ----------   ----------
         Total Operating Expenses                                     5,019,432    5,208,109

INTEREST EXPENSE (Including Related Party)                            1,152,575    1,150,465
                                                                     ----------   ----------
         Income (Loss) Before Provision (Benefit) for Income Taxes     (198,862)     226,819

PROVISION (BENEFIT) FOR INCOME TAXES
      Current                                                           511,893       88,457
      Deferred                                                         (589,447)          --
                                                                     ----------   ----------
         Total Provision (Benefit) for Income Taxes                     (77,554)      88,457

NET INCOME (LOSS)                                                    $ (121,308)  $  138,362
                                                                     ==========   ==========
Earnings (Loss) Per Share:
   Basic                                                             $    (0.66)  $     0.75
                                                                     ==========   ==========
   Diluted                                                           $    (0.66)  $     0.75
                                                                     ==========   ==========
Weighted Average Common Shares Outstanding:
   Basic                                                                185,053      184,969
                                                                     ==========   ==========
   Diluted                                                              185,053      184,969
                                                                     ==========   ==========

The accompanying notes are an integral part of these statements.

                            TOWER PROPERTIES COMPANY
                       STATEMENTS OF COMPREHENSIVE INCOME
  FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                           Nine Months Ended       Three Months Ended
                                                                        ----------------------   ---------------------
                                                                         9/30/2005   9/30/2004   9/30/2005   9/30/2004
                                                                        ----------   ---------   ---------   ---------
NET INCOME (LOSS)                                                       $4,776,561   $(706,285)  $(121,308)   $138,362

Unrealized holding gains (losses) on marketable equity securities, net of tax expense (benefit) of $73,330 and ($49,581),
   respectively for the nine month periods and $59,896 and $114,089,
   respectively for the three month periods                                114,697     (77,549)     93,684     178,447
                                                                        ----------   ---------   ---------    --------
COMPREHENSIVE INCOME (LOSS)                                             $4,891,258   $(783,834)  $ (27,624)   $316,809
                                                                        ==========   =========   =========    ========

The accompanying notes are an integral part of these financial statements.

                            TOWER PROPERTIES COMPANY
                             STATEMENTS OF CASH FLOW
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                2005           2004
                                                            ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                        $  4,776,561   $   (706,285)
   Adjustments to Reconcile Net Income (Loss) to Net Cash
      Provided by Operating Activities:
         Depreciation                                          3,137,173      3,287,176
         Amortization                                          1,380,188      1,203,480
         Amortization of Intangible Asset as Rent Income
         Reduction                                                50,500             --
         (Gain) Loss on Sale of Assets                        (7,587,068)        20,751
         Treasury Stock Issued to Directors                       11,400         10,125
      Change in Balance Sheet Accounts, Net:
         Receivables                                            (474,844)       (50,515)
         Prepaid Expenses and Other Assets                      (253,969)       (76,399)
         Accounts Payable and Other Liabilities                1,413,935      1,030,817
         Deferred Income Taxes                                 2,541,976      1,400,000
         Income Taxes Recoverable                                 63,223     (1,923,842)
         Tax Benefit from Stock Options Exercise                      --         84,240
                                                            ------------   ------------
Net Cash Provided by Operating Activities                      5,059,075      4,279,548
                                                            ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from Disposition of Assets                        19,073,239             --
   Purchases of Equipment & Furniture                         (1,385,997)      (378,462)
   Purchases of Rental Property                              (17,102,723)      (395,841)
   Purchases of Tenant Leasehold Improvements                   (749,727)    (2,125,792)
                                                            ------------   ------------
Net Cash Used In Investing Activities                           (165,208)    (2,900,095)
                                                            ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal Payments on Mortgage Notes                       (7,303,842)    (4,707,994)
   Principal Payments on Construction Loans                   (2,400,000)   (10,250,000)
   Proceeds from Long Term Borrowings                          9,000,000     17,000,000
   Net Change in Lines of Credit                              (4,028,000)    (4,760,000)
   Proceeds from Exercise of Stock Options                            --      1,328,000
   Deferred Loan Costs                                          (132,336)      (226,731)
                                                            ------------   ------------

Net Cash Used in Financing Activities                         (4,864,178)    (1,616,725)
                                                            ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              29,689       (237,272)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    29,794        321,517
                                                            ------------   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $     59,483   $     84,245
                                                            ============   ============

The accompanying notes are an integral part of these financial statements.

                            TOWER PROPERTIES COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

1. The financial statements included herein have been prepared by Tower Properties Company (the "Company"), and in the opinion of management, present a fair statement of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted, although the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K as of and for the year ended December 31, 2004 to provide a description of the accounting policies which have been continued without change, and for additional information about the Company's financial condition.

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

2. Interest paid during the nine months ended September 30, 2005 and 2004, amounted to $3,245,706 and $3,280,719, respectively. Of those amounts, interest paid to a related party was $226,423 and $344,452 for the nine months ended September 30, 2005 and 2004, respectively. Income taxes paid, net of tax refunds, during the nine months ended September 30, 2005 and 2004 amounted to $469,036 and $7,500, respectively.

3. Interest of $4,822 and $7,413 was capitalized during the nine months ended September 30, 2005 and 2004, respectively. No interest was capitalized during the three months ended September 30, 2005. Interest of $14 was capitalized during the three months ended September 30, 2004.

4. Under SFAS No. 115, the investment in Commerce Bancshares, Inc. common stock is classified as "available for sale", and is recorded at fair value. The unrealized gain at September 30, 2005 of $6,525,541 net of tax effects of $2,544,961, or $3,980,580 is reflected as a separate component of stockholders' investment. There was an increase in the net unrealized holding gain of $114,697, net of deferred taxes, for the nine months ended September 30, 2005 and an increase in the net unrealized holding gain of $93,684, net of deferred taxes, for the three months ended September 30, 2005.

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

On July 1, 2005, the Company purchased the 10955 Lowell Building (Building 20), a ten-story, 111,000 sq. ft. commercial office building located in Johnson County, Kansas for $12,350,000. The Company will operate the property. The results from operations of Building 20 have been included in the Company's consolidated financial statements since the purchase date.

On July 1, 2005, concurrent with the closing of the purchase of the 10955 Lowell office building, the Company obtained $9,000,000 of financing from State Farm Life Insurance Company. The new loan of $9,000,000 is a 15-year (25 year amortization) non-recourse loan at 5.18%, with interest only due for the first two years, that matures on July 1, 2020. The Company paid $133,000 of costs associated with the loan closing.

The following table summarizes the estimated fair values of the assets acquired when purchasing the 10955 Lowell Building on July 1, 2005 (No liabilities were assumed at the purchase):

                                                  July 1, 2005
                                                  ------------
Commercial Properties, Net                        $11,570,000
Intangible Asset-Acquired In-Place Leases Value       400,000
Intangible Asset-Acquired Above-Market Leases         380,000
                                                  -----------
Total Assets Acquired                              12,350,000

The Intangible Asset-Acquired In Place Leases Value of $400,000 is being amortized on a straight line basis over the approximate weighted average remaining lease terms of 48 months. The Intangible Asset-Acquired Above-Market Leases of $380,000 is being amortized over the remaining specific lease terms as a reduction in rent income. The $380,000 balance will be fully amortized after 62 months, with amortization by calendar year of $101,000, $152,000, $73,000, $26,000, $21,000, and $7,000 for the years ended December 31,
2005, 2006, 2007, 2008, 2009, and 2010, respectively.

The following unaudited pro forma summary combines the results of operations of the Company as if the sales of 9221 Quivira Building, 811 Main Building and Garage, 9th and Walnut Garage, and the purchases of One and Two Liberty Plaza and the 10955 Lowell office building had occurred at the beginning of 2004.

                                               Unaudited                 Unaudited
                                           Nine Months Ended        Three Months Ended
                                        -----------------------   ---------------------
                                         9/30/2005    9/30/2004   9/30/2005   9/30/2004
                                        ----------   ----------   ---------   ---------
Total Revenue                           18,141,773   16,417,554   5,973,146   5,824,254
Net Income (Loss)                          309,914   (1,076,495)   (101,852)   (187,420)
Basic and Diluted Earnings (Loss) Per
   Share                                      1.67        (5.90)      (0.55)      (1.01)

This pro forma information does not purport to be indicative of the results that actually would have been obtained if the operations had been combined during the period and is not intended to be a projection of future results.

6.   REAL ESTATE HELD FOR SALE

The Company's real estate held for sale is recorded at cost which does not exceed its estimated realizable value. Revenue is recorded on the sale of real estate when title passes to the buyer and the earnings process is complete. The commercial office building at 911 Main, Kansas City, Missouri ("Commerce Tower") was included in Real Estate Held for Sale at June 30, 2005, but is not included at September 30, 2005 because it no longer meets the criteria to be recorded as Real Estate Held for Sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Included in Real Estate Held for Sale at December 31, 2004 were the 9221 Quivira office building, the 811 Main building and parking garage, and the 9th and Walnut parking garage, all of which met the criteria to be recorded as Real Estate Held for Sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and all were sold in the first quarter of 2005.

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

     Due to governmental regulations regarding asbestos and the uncertainty surrounding the advantages and disadvantages of asbestos removal, the Company will continue to monitor the status of asbestos in its commercial office buildings and will take appropriate action when required. The cost to remove all asbestos from properties owned by the Company cannot be determined and no liability for this legal obligation has been recorded in the accompanying financial statements because fair value could not be reasonably estimated because the settlement date or range of potential settlement dates has not been specified by external parties and the Company does not have the necessary information to estimate the settlement date or range of potential settlement dates. These removal costs could have a significant adverse impact on the future operations and liquidity of the Company.

8.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is based upon the weighted average common shares outstanding during each period. Diluted earnings (loss) per share is based upon the weighted average common and dilutive common equivalent shares outstanding during each period. The Company did not have any dilutive securities outstanding for the nine months ended September 30, 2005 and the three months ended September 30, 2005. For the nine months ended September 30, 2004 basic and diluted earnings per share are the same because of the net loss for the period. For the three months ended September 30, 2004, basic and diluted earnings per share are the same because there were no stock options outstanding. The weighted average common shares outstanding were 185,027 and 182,312 for the nine months ended September 30, 2005 and 2004, respectively and 185,053 and 184,969 for the three months ended September 30, 2005 and 2004, respectively.

9. BUSINESS SEGMENTS:

The Company groups its operations into four business segments: commercial office, apartments, parking and industrial. The Company's business segments are separate business units that offer different real estate services. The accounting policies for each segment are the same as those described in the summary of significant accounting policies.

Following is information for each segment for the nine months ended September 30, 2005 and 2004:

                                                                  September 30, 2005
                                   --------------------------------------------------------------------------------
                                    COMMERCIAL                                          CORP., OTHER
                                      OFFICE     APARTMENTS    PARKING    INDUSTRIAL   & ELIMINATIONS      TOTAL
                                   -----------   ----------   ---------   ----------   --------------   -----------
REVENUE FROM EXTERNAL CUSTOMERS    $ 8,983,203    5,900,185     288,107      768,591         51,261      15,991,347
REVENUE FROM RELATED PARTY           7,448,841           --     882,579           --        871,022       9,202,442
INTEREST EXPENSE                     1,344,475    1,453,380      41,933      235,470        169,579       3,244,837
DEPRECIATION AND AMORTIZATION        2,268,537    1,842,602      41,001      321,878         43,343       4,517,361
SEGMENT INCOME (LOSS) BEFORE TAX     7,967,361   (1,012,287)    704,495      113,985         56,876       7,830,430
CAPITAL EXPENDITURES BY SEGMENT     18,915,736      301,505       1,814           --         19,392      19,238,447
IDENTIFIABLE SEGMENT ASSETS         61,820,540   38,727,669   3,860,414    6,855,815      8,827,183     120,091,621

                                                                   September 30, 2004
                                   ---------------------------------------------------------------------------------
                                    COMMERCIAL                                           CORP., OTHER
                                      OFFICE     APARTMENTS     PARKING    INDUSTRIAL   & ELIMINATIONS      TOTAL
                                   -----------   ----------   ----------   ----------   --------------   -----------
REVENUE FROM EXTERNAL CUSTOMERS    $ 8,998,766    5,233,864      722,684      576,498       (63,366)      15,468,446
REVENUE FROM RELATED PARTY           1,112,640           --      308,550           --       801,250        2,222,440
INTEREST EXPENSE                     1,415,548    1,423,272      118,830      248,192       119,059        3,324,901
DEPRECIATION AND AMORTIZATION        1,919,374    1,935,547      231,320      295,938       108,477        4,490,656
SEGMENT INCOME (LOSS) BEFORE TAX       909,364   (1,900,873)       9,895     (283,245)      107,015       (1,157,844)
CAPITAL EXPENDITURES BY SEGMENT      1,803,801      400,401       95,012      448,363       152,518        2,900,095
IDENTIFIABLE SEGMENT ASSETS         46,868,445   40,859,139   12,270,717    7,025,160     9,732,114      116,755,575

Following is information for each segment for the three months ended September 30, 2005 and 2004:

                                                                  September 30, 2005
                                   --------------------------------------------------------------------------------
                                    COMMERCIAL                                          CORP., OTHER
                                      OFFICE     APARTMENTS    PARKING    INDUSTRIAL   & ELIMINATIONS      TOTAL
                                   -----------   ----------   ---------   ----------   --------------   -----------
REVENUE FROM EXTERNAL CUSTOMERS    $ 3,178,512    1,948,038      45,795      256,197         19,531       5,448,073
REVENUE FROM RELATED PARTY             164,594           --     102,850           --        257,628         525,072
INTEREST EXPENSE                       539,456      477,856          --       77,385         57,878       1,152,575
DEPRECIATION AND AMORTIZATION        1,106,403      606,662      12,344      106,867         13,445       1,845,721
SEGMENT INCOME (LOSS) BEFORE TAX        66,443     (351,520)     32,991       40,765         12,459        (198,862)
CAPITAL EXPENDITURES BY SEGMENT     12,785,718      107,576          --           --          4,857      12,898,151
IDENTIFIABLE SEGMENT ASSETS         61,820,540   38,727,669   3,860,414    6,855,815      8,827,183     120,091,621

                                                                   September 30, 2004
                                   ---------------------------------------------------------------------------------
                                    COMMERCIAL                                           CORP., OTHER
                                      OFFICE     APARTMENTS     PARKING    INDUSTRIAL   & ELIMINATIONS      TOTAL
                                   -----------   ----------   ----------   ----------   --------------   -----------
REVENUE FROM EXTERNAL CUSTOMERS    $ 3,419,762    1,917,997      241,555      255,064       (15,028)       5,819,350
REVENUE FROM RELATED PARTY             386,776           --      102,850           --       276,417          766,043
INTEREST EXPENSE                       466,154      503,268       41,480       81,708        57,855        1,150,465
DEPRECIATION AND AMORTIZATION          653,964      628,726       78,191      112,264        54,340        1,527,485
SEGMENT INCOME (LOSS) BEFORE TAX       613,805     (389,973)      18,461       26,454       (41,928)         226,819
CAPITAL EXPENDITURES BY SEGMENT        273,292      126,157       22,722       18,043           711          440,925
IDENTIFIABLE SEGMENT ASSETS         46,868,445   40,859,139   12,270,717    7,025,160     9,732,114      116,755,575

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal assets consist of real estate holdings which are not liquid assets. Real estate holdings include office buildings, apartment complexes, a warehouse, a warehouse/office facility, automobile parking lots, and garages and land held for future sale or development. The principal source of funds generated internally is income from operations. The principal source of external funds is long-term debt and two lines of credit with Commerce Bank, N.A. The lines of credit consist of a $10,500,000 loan ("Commerce Tower Loan") and a $13,500,000 loan ("Line of Credit"). These lines of credit were initiated on May 16, 2005 and replaced an $18,500,000 line of credit with Commerce Bank, NA. The combined collateral associated with the two new lines of credit is the same collateral that was previously associated with the $18,500,000 line of credit. The $10,500,000 Commerce Tower Loan is collateralized by a negative pledge of rents from the Commerce Tower Building. At September 30, 2005, the Company had $1,505,000 of outstanding borrowings under the Commerce Tower Loan. The Company had $8,995,000 available under the Commerce Tower Loan at September 30, 2005. The Line of Credit is collateralized by 143,533 shares of Commerce Bancshares, Inc. common stock and certain real estate owned in Downtown Kansas City, MO. The $13,500,000 Line of Credit has been utilized by issuing a $6,656,000 letter of credit to back a low rate Industrial Revenue Bond and a $65,000 letter of credit required by the Company's mortgage on the Hillsborough apartment complex. At September 30, 2005, the Company had no outstanding borrowings on the Line of Credit. The Company had $6,779,000 available under the Line of Credit at September 30, 2005. Combined, the Company had $15,774,000 available under the Commerce Tower Loan and Line of Credit at September 30, 2005. Both the Commerce Tower Loan and the Line of Credit have been extended at market rates and terms and management believes the Company could obtain similar financing arrangements if the Company's relationship with Commerce Bank, N.A. did not exist. The Company does not utilize off-balance sheet financing.

CASH PROVIDED BY OPERATING ACTIVITIES for the nine months ended September 30, 2005 was $5,059,000, compared to $4,280,000 for the nine months ended September 30, 2004. The $779,000 increase in cash provided by operating activities is mainly due to improved cash flow from operations (defined as net income plus depreciation and amortization) at the Commerce Tower Building ($653,000), 9909 Lakeview Warehouse ($270,000), UMB office building ($183,000), Oakbrook Apartments ($150,000), and the New Mark Phases I-IV Apartments ($107,000), less a $895,000 combined decrease in cash flow from operations from the 811 Main Building and Garage and the 9th and Walnut Garage, which were sold on February 28, 2005 and March 24, 2005, respectively, plus $199,000 in cash flow from operations from the One and Two Liberty Plaza buildings which were purchased on March 2, 2005 and $97,000 from the 10955 Lowell building which was purchased on July 1, 2005. Included in the increase in cash provided from the Commerce Tower Building is a $315,000 lease buyout from a tenant in January 2005.

INVESTING ACTIVITIES USED $165,000 of cash in the nine months ended September 30, 2005 as $19,073,000 of proceeds after commissions and closing costs were received upon the sales of: a) 9221 Quivira office building on February 1, 2005 for $1,092,000, b) 811 Main Building and Garage on February 28,2005 for $10,739,000, and c) 9th and Walnut Garage on March 24, 2005 for $7,242,000,
which were offset by capital expenditures of $19,238,000. The largest capital expenditures were the purchase of two 2-story office buildings in Liberty, MO on March 2, 2005 for $5,500,000 and the purchase of the 10955 Lowell office building in Johnson County, KS. on July 1, 2005 for $12,350,000.

FINANCING ACTIVITIES utilized $4,864,000 in the nine months ended September 30, 2005. Activity in 2005 included $5,348,000 of mortgage notes pay offs upon the sales of properties and $1,956,000 of normal monthly payments on other mortgage notes totaling $7,304,000 of principal payments on Mortgage Notes. On February 1, 2005, upon the sale of the 9221 Quivira office building, the Company paid off a mortgage note that had an outstanding balance of $853,000. On February 28, 2005, upon the sale of the 811 Main Building and Garage, the Company paid off a mortgage note that had an outstanding balance of $4,495,000 and paid a 4.5% prepayment penalty of $202,000.

Activity in 2005 also includes $2,400,000 of principal payments on Construction Loans. On March 24, 2005, upon the sale of the 9th and Walnut Garage, the Company paid off the $2,400,000 construction loan with Commerce Bank, N.A.

On July 1, 2005, concurrent with the closing of the purchase of the 10955 Lowell office building, the Company obtained $9,000,000 of financing from State Farm Life Insurance Company. The new loan of $9,000,000 is a 15-year (25 year amortization) non-recourse loan at 5.18%, with interest only due for the first two years, that matures on July 1, 2020.

The Commerce Tower Loan, which originated on May 16, 2005, had an outstanding balance of $1,505,000 at September 30, 2005. The $13,500,000 Line of Credit had no outstanding balance at September 30, 2005, while the previous $18,500,000 line of credit had an outstanding balance of $5,533,000 at December 31, 2004. When comparing the overall lines of credit, the decrease of $4,028,000 is partially due to the $2,273,000 of net cash received in connection with the sales of 9221 Quivira office building, 811 Main Building and Garage, and the 9th and Walnut Garage along with the purchases of One and Two Liberty Plaza buildings in Liberty, Missouri and the 10955 Lowell office building in Johnson County, KS. The sales proceeds of $19,073,000 were used to pay off mortgage and construction loans of $7,748,000 and to pay a pre-payment penalty of $202,000, leaving net cash received from the three sales of $11,123,000. Of that amount, $5,500,000 was utilized to purchase One and Two Liberty Plaza and $3,350,000 to purchase 10955 Lowell (i.e. $12,350,000 purchase price less $9,000,000 new loan) with the remaining $2,273,000 utilized primarily to pay-down on the lines of credit.

Management believes that the Company's current combination of liquidity, capital resources and borrowing capabilities will be adequate for its existing operations during the next twelve months ended September 30, 2006. The Company did not experience liquidity problems during the nine months ended September 30, 2005. The Company does not anticipate any deficiencies in meeting its liquidity needs during the next twelve months ended September 30, 2006. The cash on hand and the combined availability of $15,774,000 under the $10,500,000 Commerce Tower Loan and the $13,500,000 Line of Credit along with cash provided from operations will give the Company adequate resources to meet the Company's cash requirements during the next twelve months ended September 30, 2006. If necessary, the Company has adequate resources to collateralize additional financing.

The Company's revenues are primarily based on lease contracts, none of which are deemed to be materially at risk.

CONTRACTUAL CASH OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The material changes to the Registrant's contractual cash obligations and other commercial commitments from amounts disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004, include the $7,748,000 of loan payoffs, discussed above, associated with the sales of the 9221 Quivira office building, 811 Main Building and Garage and the 9th and Walnut Garage, which are no longer contractual cash obligations at June 30, 2005, and a $9,000,000 loan with State Farm Insurance Company obtained on July 1, 2005 when purchasing the 10955 Lowell office building which represents a cash obligation at September 30, 2005.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company derives its revenue primarily from two sources: 1) rent from leases of real property, and 2) management and service fees from real property leased and managed. Rental revenue is recognized on a straight-line basis over the term of individual non-cancellable operating leases. The recognition of scheduled rent increases on a straight-line basis results in the recognition of receivables from tenants. Such receivables were $2,218,000 and $1,691,000 at September 30, 2005 and December 31, 2004, respectively. The Company's lease agreements generally do not provide for contingent rents. If amounts are received from tenants upon early termination of leases, the amounts are recorded when received as a reduction of lease receivables to the extent there is an associated straight-line rent receivable, with the remainder recorded as income. Management and service fees are recognized as a percentage of revenues on managed properties as earned over the terms of the related management agreements.

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

RELATED PARTY TRANSACTIONS:

The Company has a variety of related party transactions with Commerce Bancshares, Inc. and its subsidiaries (Commerce). The Company had the following transactions with Commerce:

     - Rentals - The Company leases space to Commerce Bank and its affiliates. Total rental income derived from these leases for the nine months ended September 30, 2005 and 2004 was $733,221 and $1,421,190,
          respectively. Total rental income for the three months ended September 30, 2005 and 2004 was $239,183 and $489,626, respectively. The rental income of $733,221 for the nine months ended September 30, 2005 is a net amount and includes a $102,182 write-off of a straight-line rent receivable associated with a lease with Commerce Bank as a tenant of 811 Main which was recorded when the 811 Main Building and Garage was sold on February 28, 2005. Such leases contain lease rates and other provisions similar to those of leases with unrelated parties.

     - Management and Service fees - The Company manages certain properties owned by Commerce under property management agreements. In addition, the Company has been overseeing the construction of an office building in Wichita, Kansas owned by Commerce. Total fees earned under these property and construction management agreements were $666,596 and $656,079 for the nine months ended September 30, 2005 and 2004, respectively. Total fees earned for property and construction management agreements were $199,362 and $218,789 for the three months ended September 30, 2005 and 2004, respectively. The Company earns lease commissions on property owned by or rented by Commerce under a listing agreement. Total fees earned under these lease commission arrangements were $84,524 and $43,647 for the nine months ended September 30, 2005 and 2004, respectively. Total fees earned for lease commission arrangements were $14,376 and $23,822 for the three months ended September 30, 2005 and 2004, respectively. The Company may also earn income from consulting fee services. Total fees earned for consulting services were $5,600 and $420 for the nine months ended September 30, 2005 and 2004, respectively. Total fees earned for consulting services were $5,240 and $120 for the three months ended September 30, 2005 and 2004, respectively. The Company provides similar services to unrelated parties and revenues earned under the arrangements with Commerce Bank are similar to the revenues earned from other unrelated parties.

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

     - Interest and other income - The Company owned 143,533 shares of Commerce Bancshares, Inc. common stock at September 30, 2005. The Company received dividend income from ownership of Commerce Bancshares common stock of $103,344 for the nine months ended September 30, 2005 and $34,448 for the three months ended September 30, 2005. The Company owned 136,699 shares at September 30, 2004 and received dividend income of $94,322 for the nine months ended September 30, 2004 and $31,440 for the three months ended September 30, 2004. In addition, excess funds are deposited in Commerce Bank, N.A. Interest income earned on such deposits aggregated $66,850 and $6,782 for the nine months ended September 30, 2005 and September 30, 2004, respectively, and $32,463 and $2,246 for the three months ended September 30, 2005 and September 30, 2004, respectively. The Company believes that the rates of interest paid by Commerce Bank, N.A. and dividends paid by Commerce Bancshares are similar to those paid to other depositors and stockholders.

     - Interest expense - The Company had an $18,500,000 line of credit with Commerce Bank, N.A., which was replaced on May 16, 2005 by two lines of credit (a $10,500,000 line "Commerce Tower Loan" and a $13,500,000 line "Line of Credit") with Commerce Bank, N.A. All these loans carry a variable interest rate equal to one and one half percent (1 1/2%) in excess of the Fed Funds rate. At September 30, 2005, $8,995,000 was available under the $10,500,000 Commerce Tower Loan, and the interest rate was 5.43%. This line requires monthly interest payments and expires June 1, 2006. The Company intends to renew this line of credit with Commerce upon expiration. The collateral for this line of credit is a negative pledge and assignment of rents from the Commerce Tower Building. At September 30, 2005, $6,779,000 was available under the $13,500,000 Line of Credit, and the interest rate would calculate to be 5.43%. This line requires monthly interest payments and expires June 1, 2006. The Company intends to renew this line of credit with Commerce upon expiration. The Company pledged its shares of Commerce common stock and certain real estate owned in Downtown Kansas City, MO. as collateral for the Line of Credit. Interest expense for these loans, including letter of credit fees, was $197,326 and $178,730 for the nine months ended September 30, 2005 and 2004, respectively. Interest expense for these loans, including letter of credit fees, for the three months ended September 30, 2005 and 2004 was $89,782 and 58,459, respectively. The weighted average short term borrowing rate on these lines of credit was 4.5% for the nine months ended September 30, 2005. The Company believes that both the Commerce Tower Loan and the Line of Credit have been extended at market rates and that the interest expense paid is similar to that paid by other customers of Commerce Bank.

     - The Company had a $2,400,000 construction loan with Commerce Bank, N.A. for the 9th and Walnut Garage with variable interest rate equal to the London Interbank Offered Rate ("LIBOR") plus 1.75%. On March 24, 2005 the Company paid the loan in full. Interest expense for this loan was $23,532 and $54,645 for the nine months ended September 30, 2005 and 2004, respectively. Interest expense for this loan was $19,994 for the three months ended September 30, 2004. The Company also had a $10,250,000 construction loan with Commerce Bank, N.A. for the development of the Oakbrook apartments with a variable interest rate equal to the LIBOR plus 1.75%. On May 14, 2004 the Company paid the loan in full. Interest expense for this loan for the nine months ended September 30, 2004 was $108,827 and there was no interest for the three months ended September 30, 2004. The Company believes that the rate of interest paid on these construction loans was similar to that paid by other customers of Commerce Bank, N.A.

     - Included in receivables at September 2005 and 2004 are amounts due from Commerce of $410,961 and $317,442, respectively.

RESULTS OF OPERATIONS

                      NINE MONTHS ENDED SEPTEMBER 30, 2005
             COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Results for the nine months ended September 30, 2005 reflect net income of $4,777,000, while the comparable nine months of 2004 had a net loss of ($706,000). Pre-tax income in 2005 is $7,830,000, which is $8,988,000 greater than the pre-tax loss in 2004 of ($1,158,000). The increase in pre-tax results is derived from a $7,503,000 increase in Total Revenues and a decrease in expenses (excluding the Provision for Income Taxes) of $1,485,000.

The $7,503,000 increase in Total Revenues is the result of several factors, including a decrease of $81,000 in Interest and Other Income (mostly Non-Related Party), an increase of $7,608,000 in Gain on Sale of Real Estate (Non-Related Party and Related Party), and an increase in Management and Service Fee Income (Non-Related Party and Related Party) of $100,000. Total Rent income in 2005 is $124,000 less than 2004 as the increase in Non-Related Party income of $564,000 is more than offset by the decrease in Related Party income of $688,000.

Interest and Other Income decreased by $81,000 mostly due to the fact that 2005 included $315,000 of revenue from a lease buyout in January 2005 from a tenant in the Commerce Tower and $41,000 from a lease buyout in June 2005 from a tenant in the Barkley office building while 2004 included a $479,000 lease buyout in September 2004 from a tenant in the 811 Main Building.

The Gain on Sale of Real Estate increased by $7,608,000 mainly due to the $7,619,000 of gains recorded from three transactions in 2005. On February 1, 2005, the Company sold the 9221 Quivira Building in Overland Park, Kansas for a net gain of $77,000. On February 28, 2005, the Company sold the 811 Main Building and Garage in Kansas City, Missouri to Commerce Bank, N.A., a related party, and on March 24, 2005, the Company also sold the 9th and Walnut Garage in Kansas City, Missouri to Commerce Bank, N.A. which resulted in a total combined net gain of $7,542,000. All three of these properties sold in 2005 were classified on the December 31, 2004 balance sheet as Real Estate Held for Sale.

The Management and Service Fee Income increased by $100,000 partially due to increases in lease commissions earned from Commerce Bank of $41,000. Also, in 2005 the Company began a construction management consulting arrangement with a customer building a new hotel near the Plaza in Kansas City, MO, and as a result $44,000 of income has been earned in 2005.

Total Rent income activity includes the following:

     a) Income from the Commerce Tower is up by $61,000 as average occupancy in 2005 is 77% compared to 71% in 2004.

     b) The 9909 Lakeview Warehouse, which was vacant until June 2004, has rental income in 2005 that exceeds 2004 by $189,000.

     c) Income from the UMB office building in St. Louis is up by $224,000 as average occupancy in 2005 is 100% compared to 81% in 2004.

     d) Income from the Barkley office building is up by $91,000 as average occupancy in 2005 is 100% compared to 95% in 2004.

     e) Income at the apartment complexes is $659,000 greater in 2005 than 2004 as all apartment complexes have experienced increased income. The largest increase was at the Oakbrook apartments at New Mark, which were not completed until late 2003, where rental income in 2005 exceeds 2004 by $412,000 as occupancy in 2005 is 87% compared to 66% in 2004.

     f) Income from the One and Two Liberty Plaza office buildings of $276,000 in 2005 represents the rent recorded since the property was purchased on March 2, 2005.

     g) Income from the 10955 Lowell office building of $489,000 in 2005 represents the rent recorded since the property was purchased on July 1, 2005.

     h) Income from the 811 Main Building and Garage is $2,008,000 less in 2005 than 2004 because the property was sold on February 28, 2005. Only 2 months rent is recorded in 2005 and associated with the sale, the Company in 2005 wrote off as a reduction in rent $102,000 of a straight-line rent receivable.

Expenses decreased $1,485,000 (excluding the Provision for Income Taxes) versus the prior year.

Operating expenses decreased by $166,000 mostly because of the net of: a) expenses from the 811 Main Building and Garage are $231,000 less in 2005 than 2004 as the property was sold on February 28, 2005; and b) expenses at the 10955 Lowell Building of $58,000 represent the Operating expenses since the property was purchased on July 1, 2005.

Maintenance and Repairs expense has decreased by $1,248,000. The largest factors associated with the decrease include: a) repairs at the 811 Main Building and Garage are $594,000 less in 2005 than 2004 mainly due to the fact that the property was sold on February 28, 2005 and therefore the expense in 2005 is for only two months; b) repairs at the Commerce Tower office building are $542,000 less in 2005 than 2004 because 2004 included $203,000 of caulking on the east elevation of the building, HVAC repairs were $77,000 larger in 2004 than 2005, and there were fewer "make ready" repairs associated with major tenant improvements in 2005 than in 2004; c) 2004 included roof and skylight repairs in preparation for a new tenant of $122,000 at the 9909 Lakeview Warehouse; d) snow removal costs in 2004 exceeded 2005 by $46,000; e) "make ready" repairs associated with increased leasing of the New Mark Phase I & II apartments in 2004 explains why repairs for that complex in 2004 exceeded 2005 by $92,000; f) repairs at the Oakbrook apartments in 2005 exceeded 2004 by $106,000; and g) expenses at the 10955 Lowell Building of $62,000 represent the maintenance and repairs since the property was purchased on July 1, 2005.

Depreciation and Amortization expense has increased by $27,000 due to offsetting factors:

a) depreciation and amortization expense associated with the Commerce Tower office building was suspended on March 31, 2005 when it met the criteria to be recorded as Real Estate Held for Sale in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Therefore, for the six months ended June 30, 2005 only three months of expense had been recorded. During the third quarter of 2005, because the Commerce Tower office building no longer met the criteria to be recorded as Real Estate Held for Sale, catchup depreciation and amortization was booked so that for the nine months ended September 30, 2005 nine months of expense have been recorded; b) the 9th and Walnut Garage, which was sold on March 24, 2005, had $163,000 less expense in 2005 than in 2004; c) the 811 Main Building and Garage, which was sold on February 28, 2005, had $74,000 less expense in 2005 than in 2004; d) expenses at the One and Two Liberty Plaza office buildings of $115,000 represent the depreciation and amortization since the property was purchased on March 2, 2005; and e) expenses at the 10955 Lowell office building of $117,000 represent the depreciation and amortization since the property was purchased on July 1, 2005.

Taxes Other than Income expense has decreased by $82,000 in large part due to the fact that property taxes at the 811 Main Building and Garage and the 9th and Walnut Garage are $115,000 and $39,000 less in 2005 than 2004, respectively, because the 2005 expense is for only a partial year as the properties were sold on February 28, 2005 and March 24, 2005, respectively, which is only partially offset by the expenses from the 10955 Lowell office building of $80,000 that represent the property taxes since the property was purchased on July 1, 2005.

General Administrative and Other expenses increased by $64,000 as 2005 includes $202,000 for a prepayment penalty (calculated at 4.5% of the loan balance) due when the loan for the 811 Main Building and Garage was paid in full while 2004 includes $136,000 for a prepayment penalty (calculated at 5% of the loan balance) when the loan for the Peppertree apartments was refinanced. There has been a decrease in property and liability insurance expense of $154,000 mostly due to improved rates. Also, in 2005 the Company has incurred $155,000 of expense compared to only $9,000 in 2004 from professional fees associated with the Board of Directors actively considering the possibility of authorizing the Company to initiate a transaction to purchase shares of Company common stock from shareholders with the goal of causing the number of record holders to be less than 300 (a so called "going private transaction").

On October 25, 2005, The Company's board of directors approved a reverse 1-for-50 split of Tower's common stock to be followed immediately by a forward 50-for-1 split, subject to shareholder approval at an upcoming special meeting of shareholders. A shareholder otherwise entitled to receive less than one share in the reverse stock split (that is, a shareholder holding less than 50 shares at the effective time of the reverse stock split) would instead receive cash in the amount of $320 per share for each share of Tower common stock held by the shareholder prior to the effective time of the transaction. Shareholders holding 50 or more shares of Tower common stock immediately before the transaction would continue to hold the same number of shares after completion of the transaction and would not receive any cash payment. Tower estimates that approximately $1,900,000 will be used for payment to shareholders holding fewer than 50 shares of Tower common stock in the reverse stock split.

The transaction is subject to the approval of Tower's shareholders and certain other conditions. If the transaction is approved by shareholders and implemented, Tower expects to have fewer than 300 shareholders of record, which would enable Tower to suspend its reporting obligations under Section 15(d) of the Securities Exchange Act of 1934 and become a non-reporting company. Tower would thereafter no longer be required to file periodic reports and other information with the Securities and Exchange Commission ("SEC"). Upon careful consideration of the costs and benefits associated with SEC reporting, the board believes it advisable and in the best interests of Tower and its shareholders to change its status to a non-reporting company in order to save the significant costs and expenses associated with being a public company.

A special committee was appointed by the board to represent the interests of shareholders who are not affiliated with Tower's directors, executive officers and beneficial owners of 10% or more of the outstanding shares of common stock ("unaffiliated shareholders"), which committee was authorized to negotiate with Tower the price, terms and conditions of any transaction deemed advisable by the committee, in order to ensure that the transaction would be procedurally and substantively fair to the unaffiliated shareholders. The special committee retained independent legal and financial advisors. The special committee negotiated a purchase price of $320 per share, negotiated for the split level and approved the 1-for-50 split level. The special committee also negotiated for and received (i) a statement of Tower's intention to continue to make available current information concerning Tower after ceasing to be a reporting company, in order for Tower's common stock to be considered for Pink Sheets quotations, (ii) Tower's commitment to treat beneficial owners of less than 50 shares held in street name who wish to participate in the reverse stock split in the same manner as record owners and (iii) Tower's commitment to make full disclosure in its proxy statement for the special meeting of shareholders concerning the ability of shareholders to rearrange their holdings in order to participate or not participate in the reverse stock split. The special committee received the opinion of its independent financial advisor that the $320 per share to be received by shareholders holding fewer than 50 shares is fair to the unaffiliated shareholders from a financial point of view. The special committee determined that the proposed transaction is procedurally and substantively fair to unaffiliated shareholders and recommended that the board approve the transaction.

The Provision for Income Taxes of $3,054,000 in 2005 includes $2,542,000 recorded as deferred income taxes expense because the amount will not be due currently. The gain recognition for tax purposes on the February 28, 2005 sale of the 811 Main Building and Garage will be deferred through a Section 1031 tax-free exchange. The subsequent March 2, 2005 purchase of One and Two Liberty Plaza office buildings was one step in the tax-free exchange process and the acquisition of the 10955 Lowell office building on July 1, 2005 completed the full 1031 tax-free exchange.

                      THREE MONTHS ENDED SEPTEMBER 30, 2005
             COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2004

Results for the three months ended September 30, 2005 reflect a net loss of ($121,000), while the comparable three months of 2004 had net income of $138,000. Pre-tax loss in 2005 is ($199,000), which is $426,000 less than the pre-tax income in 2004 of $227,000. The decrease in pre-tax results is derived from a $612,000 decrease in Total Revenues, which was partially offset by a decrease in expenses (excluding the Provision for Income Taxes) of $186,000.

The $612,000 decrease in Total Revenues is the net of several factors, including a decrease, in Total Rent income (mostly Related Party) of $124,000 and in Interest and Other Income (mostly Non-Related Party) of $453,000.

There was a $453,000 decrease in Interest and Other Income as 2004 included a $479,000 lease buyout in September 2004 from a tenant in the 811 Main office building, while Related Party Interest Income in 2005 is $30,000 greater than 2004 because in 2005 there were significant amounts of excess cash from sales of properties invested in overnight accounts, while in 2004 little cash was invested in overnight accounts.

The decrease of $124,000 in Total Rent income includes the following:

     a) Income from the UMB office building in St. Louis is up by $82,000 as average occupancy in 2005 is 100% compared to 85% in 2004.

     b) Income from the Barkley office building is up by $51,000 as average occupancy in 2005 is 100% compared to 97% in 2004.

     c) Income from the One and Two Liberty Plaza office buildings, which were purchased on March 2, 2005, was $118,000 in 2005.

     d) Income from the 10955 Lowell office building, which was purchased on July 1, 2005, was $489,000 in 2005.

     e) Income from the 811 Main Building and Garage is $820,000 less in 2005 than 2004 because there is no rent recorded in 2005 as the property was sold on February 28, 2005.

Expenses decreased $186,000 (excluding the Provision for Income Taxes) versus the prior year.

Maintenance and Repairs expense has decreased by $529,000. The largest factors associated with the decrease include: a) repairs at the 811 Main Building and Garage are $249,000 less in 2005 than 2004 mainly due to the fact that the property was sold on February 28, 2005 and therefore there is no expense in 2005; and b) repairs at the Commerce Tower office building are $261,000 less in 2005 than 2004 because 2004 included $59,000 of caulking on the east elevation of the building and $43,000 in HVAC repairs, plus there were fewer "make ready" repairs associated with major tenant improvements in 2005 than in 2004.

Depreciation and Amortization expense has increased by $318,000 mostly due to activity associated with the Commerce Tower office building. Depreciation and amortization expense associated with the Commerce Tower office building was suspended on March 31, 2005 when it met the criteria to be recorded as Real Estate Held for Sale in accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". Therefore, for the six months ended June 30, 2005 only three months of expense had been recorded. During the third quarter of 2005, because the Commerce Tower office building no longer met the criteria to be recorded as Real Estate Held for Sale, catch-up depreciation and amortization was booked so that for the nine months ended September 30, 2005 nine months of expense have been recorded. As a result, the depreciation and amortization in 2005 is greater than 2004 by $313,000.

Taxes Other than Income expense has increased by $41,000 in large part due to the 10955 Lowell office building which was purchased on July 1, 2005 and had expense of $80,000 in 2005, which is partially offset by the fact that property taxes at the 811 Main Building and Garage and the 9th and Walnut Garage are $49,000 and $15,000 less in 2005 than 2004, respectively, because the 2005 expense is for only a partial year as the properties were sold on February 28, 2005 and March 24, 2005, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to various market risks, including equity investment prices and interest rates.

The Company has a significant amount of fixed rate debt and believes that the fair value risk is best quantified by considering prepayment penalties associated with the debt. Most prepayment penalties are based upon the difference between the debt's fixed rate and the Treasury note rate that most closely corresponds with the remaining life of the mortgage. The estimated aggregate prepayment penalty on such debt was $7,591,000 at September 30, 2005.

The Company had $7,905,000 of variable rate debt as of September 30, 2005. A 100 basis point change in each debt series benchmark would impact net income on an annual basis by approximately $48,000. This debt is not hedged.

The Company owned 143,533 shares of common stock of Commerce Bancshares, Inc. with a fair value of $7,389,000 as of September 30, 2005. This investment is not hedged and is exposed to the risk of changing market prices. The Company classifies these securities as "available-for-sale" for accounting purposes and marks them to market on the balance sheet at the end of each period. Management estimates that its investments will generally be consistent with trends and movements of the overall stock market excluding any unusual situations. An immediate 10% change in the market price of the securities would have a $451,000 effect on comprehensive income.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005 (the "Evaluation Date"). Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, these controls and procedures are effective. There have been no significant changes in the Company's internal control over financial reporting during the Company's quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

TOWER PROPERTIES COMPANY


/s/ Thomas R. Willard
----------------------------------------
Thomas R. Willard
President and Chief Executive Officer


/s/ Stanley J. Weber
----------------------------------------
Stanley J. Weber
Chief Financial Officer

Date: November 14, 2005